Form 10-Q
period 2014-12-31
Algae Dynamics Corp.
filed 2015-02-18
CIK 1607679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ____to____

Commission File Number: 000-54342

Algae Dynamics Corp.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Ridgeway Drive, Unit 37, Mississauga, ON L5L 5S9 Canada
(Address of principal executive offices) (Zip Code)

(289) – 997- 6740
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes    ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☑ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑ No

As of February 14, 2015 there were 9,213,710 shares of the issuer's non par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Balance Sheets
(Stated in Canadian Dollars)
(Unaudited)

	As at December 31,	As at March 31,
	2014	2014
ASSETS

Current Assets
Cash	$7,485	$64,674
Prepaid expenses	12,371	12,124
Amounts receivable	28,325	7,875
Total Current Assets	48,181	84,673

Equipment and leasehold improvements (Note 3)	77,238	33,318

Intangible assets (Note 4)	13,740	7,141

Total Assets	$139,159	$125,132

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 9)	$253,086	$87,530
Advances from shareholders (Note 5)	423,896	431,406
Warrant liability (Note 6b)	360,462	-
Total Current Liabilities	1,037,444	518,936

STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 6a), $Nil par value, unlimited amount authorized, 9,238,710 issued and outstanding as of December 31, 2014, (March 31, 2014 - 8,606,250)	518,536	100
Additional paid in capital (Note 6c)	234,066	-
Warrants (Note 6b)	190,198	-
Equity to be issued (Note 6a)	30,000	328,180
Accumulated deficit	(1,871,085)	(722,084)
Total Stockholders' (Deficiency)	(898,285)	(393,804)

Total Liabilities and Stockholders' (Deficiency)	$139,159	$125,132

Going Concern (Note 1)
Commitments and Contingencies (Note 8)

These condensed interim financial statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Operations and Comprehensive Loss
(Stated in Canadian Dollars)
(Unaudited)

	For the Three Month Period Ended December 31, 2014	For the Three Month Period Ended December 31, 2013	For the Nine Month Period Ended December 31, 2014	For the Nine Month Period Ended December 31, 2013

OPERATING EXPENSES
Amortization expense (Note 3)	$5,516	$1,005	$14,192	$1,005
Business development	4,667	4,860	20,480	12,031
Management and contract fees	92,875	(2,500)	212,750	10,000
Occupancy costs	8,904	5,812	30,388	8,118
Office and general	7,898	1,384	23,681	3,176
Professional fees (Note 6b)	192,491	9,104	548,458	15,265
Research and development	15,153	417	29,691	1,847
Stock based compensation (Note 6c)	234,066	-	234,066	-
Telephone and internet services	3,318	(4,233)	9,642	-
Travel	4,018	632	25,653	5,651
Total Operating Expenses	568,906	16,481	1,149,001	57,093

Net Loss and Comprehensive Loss for the period	568,906	$16,481	$1,149,001	$57,093

Net loss per common share - basic and diluted	$0.06	$0.00	$0.13	$0.01

Weighted average common shares outstanding - basic and diluted	9,238,710	8,606,250	9,027,555	8,606,250

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Stockholders' Equity (Deficiency)
(Stated in Canadian Dollars)
(Unaudited)

	Common	Common		Additional
	Shares	Shares		Paid in	Equity to	Accumulated	Stockholders'
	Number	Amount	Warrants	Capital	be Issued	Deficit	(Deficency)

March 31, 2013	8,606,250	$100	$-	$-	$-	$(489,128)	$(489,028)

Unit subscriptions received	-	-	-	-	328,180	-	328,180
Net loss and comprehensive loss for the year	-	-	-	-	-	(232,956)	(232,956)
March 31, 2014	8,606,250	$100	$-	$-	$328,180	$(722,084)	$(393,804)

Unit subscriptions issued (Note 6a)	315,335	328,180	-	-	(328,180)	-	-

Unit subscriptions received and issued (Note 6a)	292,125	328,876	-	-	-	-	328,876

Valuation of warrants (Note 6b)		(171,308)	171,308	-	-	-	-

Warrants granted for sevices (Note 6b)		-	19,290	-	-	-	19,290
Unit issue costs	-	(1,100)	(400)	-	-	-	(1,500)
Warrants exercised	25,000	1,113	-	-	-	-	1,113

Warrant liability valuation transferred	-	32,675	-	-	-	-	32,675

Unit subscriptions received	-	-	-	-	30,000	-	30,000
Stock options (Note 6c)	-	-	-	234,066	-	-	234,066

Net loss and comprehensive loss for the period	-	-	-	-	-	(1,149,001)	(1,149,001)
December 31, 2014	9,238,710	$518,536	$190,198	$234,066	$30,000	$(1,871,085)	$(898,285)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Cash Flows
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the
	Nine Month	Nine Month
	Period Ended	Period Ended
	December 31,	December 31,
	2014	2013
Operating activities

Net loss for the period	$(1,149,001)	$(57,093)
Items not affecting cash
Amortization	14,192	1,005
Stock based compensation (Note 6b and 6c)	644,432	-

Items not affecting cash
Prepaid expenses	(247)	(4,000)
Accounts receivable	(20,450)	(3,232)
Accounts payable	176,812	-
Net cash flows used in operating activities	(334,262)	(63,320)

Financing activities
Advances from shareholders	(7,510)	(53,762)
Equity to be issued	349,680	213,000
Unit issue costs	(1,500)	-
Warrants exercised	1,113	-
Net cash flows from financing activities	341,783	159,238

Investing activities
Investment in equipment and leasehold improvements	(58,112)	(5,948)
Investment in patents	(6,598)	-
Net cash flows used in investing activities	(64,710)	(5,948)

Net change in cash	(57,189)	89,970
Cash position - beginning of period	64,674	4,001

Cash position - end of period	$7,485	$93,971

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

1.)	Nature of the Business and Going Concern

Algae Dynamics Corp. (the “Company”) was incorporated under the Canada Business Corporations Act on October 7, 2008 as Converted Carbon of Canada Corp.  On November 19, 2010, the Company amended its Articles of Incorporation to change its name to Converted Carbon Technologies Corp.   On August 28, 2014, the Company further amended its Articles of Incorporation to change its name to Algae Dynamics Corp.

The Company is a nutrient ingredient company and has developed a scalable Pure-BioSilo™ for sanitary cultivation of microalgae targeted to the functional food and beverage additives and supplement markets.  The Company’s planned principal operations are the design, engineering and manufacturing of a proprietary algae cultivation system for the high volume production of pure contaminant-free algae biomass.  The Company is currently conducting research and development activities to operationalize certain technology currently in the patent application stage, so it can produce pure contaminate-free algae biomass.

During the nine month period ended December 31, 2014, the Company closed a Private Placement in the amount of $647,860, additionally on November 22, 2014 25,000 common share purchase warrants were exercised at an amount of USD$0.04 ($0.046) per warrant and on October 22, 2014 a vendor was issued 6,700 units in settlement of a debt owed of USD$10,050 ($11,256), each unit is comprised of one common share and one-half of one (1/2) common share purchase warrant.   Each whole warrant is exercisable at $USD$1.50 ($1.74) per share within twenty four (24) months of the date of issuance.  In November, 2014 the Company initiated a further private placement which has raised $30,000 as at December 31, 2014.  The Company is also in the process of raising additional equity capital to support the completion of its development activities to begin production of pure contaminate-free algae biomass as soon as possible.

The Company’s activities are subject to significant risks and uncertainties, including failing to obtain patents and failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

These condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of December 31, 2014, the Company has a working capital deficiency of $989,262 (March 31, 2014 - $434,263) and an accumulated deficit of $1,871,085 (March 31, 2014 - $722,084).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so (See Note 11).  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.  The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

  2.) Presentation of Financial Statements

Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended March 31, 2014. These condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These unaudited condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended March 31, 2014, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at December 31, 2014, and the results of its operations for the three and nine month periods ended December 31, 2014 and 2013 and its cash flows for the nine month periods ended December 31, 2014 and 2013. Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10 “ASU 2014-10” to eliminate certain financial reporting requirements for development stage entities.  The amendments in ASU 2014-10 remove the incremental financial reporting requirements from US GAAP for development stage entities, including the presentation of inception-to-date information in the statements of income, cash flows and shareholder equity, and disclosure of the financial statements as those of a development stage entity.

Estimates

The preparation of these condensed interim financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

3.)	Property and Equipment

	December 31, 2014		March 31, 2014
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Computer equipment	$3,558	$1,234	$1,865	$560
Production equipment	70,309	15,177	27,236	5,447
Leasehold improvements	24,300	4,518	10,954	730
Total	$98,167	$20,929	$40,055	$6,737
Net carrying amount		$77,238		$33,318

During the three and nine month periods ended December 31, 2014, the Company recorded total amortization of $5,516 and $14,192 respectively, (2013 - $1,005 and $1,005, respectively) which was recorded to amortization expense on the statements of operations.

4.)	Intangible Assets

The Company has patents pending with a cost of $13,740 as at December 31, 2014 (March 31, 2014 - $7,141) that are not currently being amortized and accordingly, the Company did not record amortization expense relating to its intangible assets for the three and six month periods ended December 31, 2014 and 2013.

5.)	Advances from Shareholders

As at December 31, 2014, the Company had received cumulative working capital advances in the amount of $423,896 (March 31, 2014 - $431,406) from two shareholders who are also officers and directors of the Company.   These advances are unsecured, non-interest bearing and payable upon demand.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

6.)	Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On June 6, 2014, the Company closed a private placement for gross proceeds of $647,860 of which $328,180 was received as at March 31, 2014 and reflected as equity to be issued.  Pursuant to the private placement, the Company issued 556,125 units at $1.12 per unit for gross proceeds of $622,860 and 44,642 units at $0.56 per unit for gross proceeds of $25,000, with each unit comprised of one (1) common share and one-half of one (1/2) common share purchase warrant.   Each whole warrant is exercisable at $1.68 per share within the first twelve months of the close of the private placement and $2.24 per share for the second twelve month period to expiration.   Immediate family members of management subscribed for 57,000 units for gross proceeds of $63,840 pursuant to this private placement.  In November 2014, the Company initiated a further private placement which has raised $30,000 as at December 31, 2014.  As the private placement has not closed as at December 31, 2014, the funds raised have been classified as equity to be issued.

On October 22, 2014, a consultant was issued 6,700 units in settlement of a debt owed in the amount of USD$10,050 ($11,256), each unit comprised of one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant is exercisable at USD$1.50 ($1.74) per share within twenty-four (24) months of the date of issuance.

In November 2014, the Company initiated a further private placement of units at USD$1.50 per unit, each unit comprising one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant will be exercisable at USD$2.00 per share for a period of twenty-four months.  As at December 31, 2014, USD$26,550 ($30,000) in subscription proceeds had been received and as the private placement had not closed as at December 31, 2014, the funds raised have been classified as equity to be issued. See Note 11.

Additionally, on November 22, 2014, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.046) per warrant for total cash proceeds of USD$1,000 ($1,113).

 (b) Warrants

                As at December 31, 2014, the following warrants were outstanding:

Expiry Date	Number of Warrants	Number of Warrants Exercisable	Weighted Average Exercise Price		Grant Date Fair Value - Equity	Fair Value at December 31, 2014 of Vested Warrants - Liability
June 6, 2016	300,383	300,383	$1.68	*	$170,908	$-
June7,2016	5,000	5,000	$1.12		3,180	-
June 6, 2017	22,500	22,500	$1.12		16,110	-
April 1, 2017	600,000	275,000	USD $0.04		-	358,325
October 22, 2016	3,350	3,350	USD $1.50		-	2,137

	931,233	606,233	$0.61		$190,198	$360,462

*Exercisable at $1.68 during the first year and at $2.24 during the second year.

In connection with a private placement offering completed during the nine month period ended December 31, 2014, the Company granted an aggregate of 300,383 share purchase warrants, each exercisable into one common share at $1.68 during the first year and at $2.24 during the second year. The fair value of the warrants at the date of grant was $170,908 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 173%; risk free interest rate of 1.06%; and expected term of 2.00 years.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

6.)	Capital Stock (continued)

During the nine month period ended December 31, 2014, the Company also issued 27,500 warrants to consultants of the Company valued at $19,290 of which 22,500 warrants were granted to an officer of the Company for consulting services. The compensation has been included in professional fees on the condensed interim statements of operations. Each warrant entitles the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance. The fair value of the warrants at the date of grant was $19,290 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years.

In connection with a consulting agreement (see Note 8), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.046) at any time prior to April 1, 2017.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($290,025) raised in an offering, fully vesting upon USD$1,500,000 ($1,740,150) being raised.   The fair value of the 625,000 warrants at the date of grant was $500,000 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

For the three and nine month periods ended December 31, 2014, the Company recorded $Nil and $358,325, respectively (2013 - $Nil and $Nil) as compensation expense for warrants issued to a consultant for service, net of a mark to market adjustment for the three and nine month periods ended December 31, 2014 of $141,000 and $151,000, respectively. This expense was recorded as professional fees on the condensed interim statements of operations and comprehensive loss.

In connection with the unit issuance completed October 22, 2014 in settlement of a debt, the Company granted 3,350 share purchase warrants exercisable into one common share at USD$1.50 ($1.74) per share for a period of 2 years from the date of issuance. The fair value of the warrants at the date of grant was $2,060 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 0.99%; and expected term of 2 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity's functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim statements of operations and comprehensive loss. The Company treated the compensation warrants as a liability upon their issuance.

As at December 31, 2014, the fair value of the 603,350 warrants exercisable in USD, remaining after an exercise of 25,000 warrants, was $783,937 which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 1.06%; risk free interest rate of 1.06% and expected term of 2.25 years. Of this amount, $360,462 was reflected as a liability as at December 31, 2014, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at December 31, 2014

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

6.)	Capital Stock (continued)

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 10). The Company’s computation of expected volatility for the period ended December 31, 2014 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program ("Plan") includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

During the three and nine month periods ended December 31, 2014, 505,000 options, granted to officers, employees and consultants of the Company (2013 – nil and nil, respectively). The exercise price of these options is $1.73.   Of this grant, 420,000 options vest: as to one-third  on the date of grant and one-third vesting on each of the first anniversary and the second anniversary of the grant date; 60,000 options vest as to one quarter vesting on date of grant and one quarter vesting at 90 days,  180 days and 270 days from the grant date; and 25,000 options vesting immediately. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $1.18 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 144%; expected risk free interest rate of 1.39%; and expected term of 5 years.

The total number of options outstanding as at December 31, 2014 was 505,000 (March 31, 2014 – nil). The weighted average grant date fair value of the options granted during the three and nine month periods ended December 31, 2014, was $1.18 (2013 - $nil and $nil, respectively). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,385,807 as at December 31, 2014 (March 31, 2014 – n/a).

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

7.)	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three and nine month periods ended December 31, 2014 and 2013.  The Company has non-capital loss carryforwards at December 31, 2014 totalling approximately $1,209,500, which may be offset against future taxable income.   If not used, the loss carryforwards will expire between 2029 and 2035.

8.)	Commitments and Contingencies

The Company entered into a five (5) year operating lease for office and production facilities.  The lease commenced on December 1, 2013 and expires on November 30, 2018.  The base monthly rental is $1,362 plus the Company’s estimated portion of property taxes and operating expenses which are currently $782 per month.  The future commitments pursuant to this lease arrangement, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2015	$6,433
2016	25,732
2017	25,732
2018	26,064
2019	17,376

For the three and nine month periods ended December 31, 2014, rental expenses related to this lease were $6,433 and $19,299, respectively (2013 - $1,362 and $1,362, respectively).

On March 11, 2014, and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  The Company and Connectus intend to extend the contract until all efforts to complete the capital raise have been completed.  Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company.  Each warrant is exercisable at USD$0.04 ($0.046) per share for a period of three years.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($290,025) raised in an offering, fully vesting upon USD$1,500,000 ($1,740,150) being raised.  On November 21, 2014, 25,000 of the vested warrants were exercised.  During the nine month period ended December 31, 2014, the President of the Consultant became a director of the Company.

On April 23, 2014, the Company entered into employment agreements with three officers of the Company effective July 1, 2014.  The initial contracts contain minimum aggregate commitments of approximately $427,000 per year for three years and additional contingent payments of up to approximately $600,000 in aggregate upon the occurrence of a change of control.  As a triggering event has not taken place, the contingent payments have not been reflected in these condensed interim financial statements.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

9.)	Related Party Transactions

Included in accounts payable and accrued liabilities as at December 31, 2014 is $156,405 (March 31, 2014 - $64,030) owing to two directors who are also officers and significant shareholders of the Company, and an officer for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

See also Notes 6a, 6b and 8.

10.)	Financial Instruments

(a)	Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at December 31, 2014, the Company had cash of $7,485 (March 31, 2014 - $64,674) to settle current liabilities of $1,037,444 (March 31, 2014 - $518,936). All of the Company's financial liabilities other than the warrant liability of $360,462 have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the Company’s ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the green technology industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders.  If adequate funds are not available on terms favorable to the Company, it may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

(b)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000.  As at December 31, 2014, the Company held $7,485 (March 31, 2014 - $64,674) with a major Canadian chartered bank.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

10.)	Financial Instruments (continued)

(c)	Foreign exchange risk

The Company principally operates within Canada.  The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars.  Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk. See also Note 10 (e).

(d)	Interest rate risk

The Company does not have any interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

(e)	Derivative liability – warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 6 (b).  The warrants have an exercise price of USD$0.04 ($0.046).  The warrants are exercisable at any time prior to April 1, 2017.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with the settlement of a vendor’s account the Company granted warrants to purchase up to 3,350 common shares of the Company as disclosed in Note 6 (b).   The warrants have an exercise price of USD$1.50 ($1.74).   The warrants are exercisable at any time prior to October 22, 2016.   The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(Unaudited)
December 31, 2014

10.)	Financial Instruments (continued)

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at
	December 31	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3

Derivative liability – Warrants	$360,462	$-	$-	$360,462

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2014 and March 31, 2014:

	December 31,	March 31,
	2014	2014
Balance at beginning of period	$-	$-
Additions to derivative instruments, recognized in earnings as professional fees	240,000	-
Additions to derivative instruments recognized as valuation allocation from common stock	2,060	-
Derivative instruments exercised	(32,675)	-
Change in fair market value, recognized in earnings as professional fees	151,077	-
Balance at end of period	$360,462	$-

10.)	Financial Instruments (continued)

(e)	Derivative liability – warrant liability (continued)

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), volatility, risk free rate, dividend rate and estimated life.   The Company estimated the value of the warrants using the Black-Scholes model.   There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended December 31, 2014 and March 31, 2014.

The following are the key weighted average assumptions used in connection with this computation:

December 31,
2014

Number of shares underlying the warrants	603,350
Fair market value of the stock	$1.34
Exercise price	USD$0.05
$(0.056)
Expected volatility	126%
Risk-free interest rate	1.06%
Expected dividend yield	0%
Expected warrant life (years)	2.25

11.)	Subsequent events

In November 2014, the Company initiated a further private placement of units at USD$1.50 ($1.74) per unit, each unit comprising one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant will be exercisable at USD$2.00 ($2.32) per share until  November 30, 2016.  As at December 31, 2014, USD$26,550 ($30,000) in subscription proceeds had been received and as the private placement had not closed as at December 31, 2014, the funds raised have been classified as equity to be issued. Subsequent to December 31, 2014, the Company closed the private placement for gross proceeds of $30,000.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Information

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and, except as required by law, we assume no obligation to update any such forward-looking statements.

 Company Overview.  We have developed the scalable BioSilo® algae cultivation system for the production of ultra-pure algae biomass for the functional food/beverage additives and pure supplement markets. We believe this core technology produces algae biomass that exceeds the purity of our competitors, without the need for additional refinement, providing a key cost advantage. This positions the Company to meet the increasing market gap between supply and demand for algae biomass in several rapidly growing markets including high value ingredients for beverage, food, healthcare, nutraceuticals and supplement products.

We are ready to build our first commercial scale system to be followed by multiple additional systems as part of our commercial growth strategy. The Company will generate revenue by supplying algae biomass in a powder form or oil that can be used as nutrient rich ingredients for its customers. Currently, the average price for the Omega-3 oils is US$87.85/kg (source: Frost & Sullivan June, 2011) and US$46.80 per kg for algae Chlorella powder (source F & S, Chris Shanahan April, 2013).

Our key competitive advantage is process engineering control which ensures the best possible outcomes for each algae species at a low cost. Growing algae is a blend of a controlled environment and species selection. Our production flexibility and tight controls allow us to interchange selected species for improved algae yield and quality or client and marketplace demands as required. This provides an immediate and long term competitive advantage which we believe will enable us to quickly and profitably enter the market as R&D on species selection evolves.

Through our shareholders' agreement with researchers at the University of Waterloo, we have access to proprietary algae species developed in the researcher's labs that we believe has very high growth rates and nutrient content. The BioSilo® design enables full control of all cultivation parameters allowing us to achieve optimum growing conditions for any algae species. As well, a unique CO2 delivery system enhances delivery efficiency and minimizes CO2 losses from the system. In essence, Algae Dynamics is combining expertise in the science of algae cultivation with the efficiency of thoughtful engineering.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2014.

All results are presented in Canadian dollars ($) unless otherwise stated.

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this prospectus.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management.

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products.. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.  These conditions create an uncertainty as to our ability to continue as a going concern.

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of the recently completed private placement, and shareholder advances the Company has adequate capital resources to fund its operations through to the end of March 2015. The Company intends to commence a raise via private placement or direct offering as early as feasible in order to fund operations going forward. If the funding from the private placement or direct offering is not available in a timely manner then management will continue to foregoing salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the green technology industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

For the three months ended December 31, 2014

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2014, we had an accumulated deficit of $1,871,085. For the quarters ended December 31, 2014 and 2013, we had a net loss attributable to common stockholders of $568,906, and $16,481, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.  These conditions create an uncertainty as to our ability to continue as a going concern.

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. We are pursuing additional sources of financing but there is no assurance that additional capital will be available to the Company on acceptable terms or at all.

Results of Operations.

Revenues.

We had no revenues for the three months ended December 31, 2014 and 2013 respectively.

Operating Expenses

The operating expenses increased in the three month period ended December 31, 2014 ($568,906) compared to the same period of 2013 ($16,481) as the Company continued the process of developing a demonstration production facility as well completing the process of becoming a public company.   By undertaking these processes, management salaries ($95,375), facility occupancy costs ($3,092), professional fees ($183,387), research & development ($14,736) and office ($6,514) increased during the three month period ended December 31, 2014 compared to the same period of 2013.

Other Expenses.

Nil

Net Loss.

The Company recognized a net loss of $568,906 for the three month period ended December 31, 2014 as compared to a net loss of $16,481 for the same period of 2013. Changes in net (loss) are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $70,305 and $24,377 for the three month periods ended December 31, 2014 and 2013, respectively.  The increase is mainly attributable to the development of the demonstration production facility, professional fees and the costs associated with additional management personnel.

The Company had a working capital deficiency of $989,262 as of December 31, 2014 compared to $434,263 as of March 31, 2014.

On March 11, 2014 and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus Inc. (the “Agreement”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to the Agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant will be exercisable at USD$0.040 per common share for a period of three years.  Of the warrants granted, 300,000 vested on September 3rd, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($290,025) raised in the offering, fully vesting upon USD$1,500,000 ($1,740,150) being raised.    All of the Company's financial liabilities other than the warrant liability of $216,185 have contractual maturities of less than 30 days and are subject to normal trade terms.  The increase in the working capital deficiency is largely due to the recognition of the liability for the warrants.

The current level of development activity necessitates a cash requirement of approximately $20,000 per month. This monthly cash requirement will increase as the demonstration production facility is developed.   The Company anticipates it will require a further $875,000 to complete the demonstration phase of the production facility.

The Company does not have any material commitments for capital expenditures.   However, should the Company execute its business plan as anticipated, it would incur substantial capital expenditures and require financing in addition to the amount required to fund its present operation.

Additional Financing

Additional financing is required to continue operations.   On June 6, 2014, the Company closed a Private Placement in the amount of $647,860 ($328,180 was raised by March 31, 2014 and was reflected as Equity to be Issued on the March 31, 2014 financial statements), additionally on November 22, 2014 25,000 common share purchase warrants were exercised at an amount of USD$0.04 per warrant. During the month of November 2014 the Company undertook a further Private Placement that had raised a total of $30,000 by December 31, 2014 which is recorded as Equity to be issued.   On October 22, 2014 the Company issued 6,700 units in settlement of debt owed to a vendor of USD$10,050 ($11,256), each unit is comprised of one (1) common share and one-half (1/2) common share purchase warrant.  Each warrant is exercisable at USD$1.50 ($1.74) per share within twenty four (24) months of the date of issuance.

During the three and nine month periods ended December 31, 2014, there were 505,000 options, granted to officers, employees and consultants of the Company (2013 – nil and nil, respectively). The exercise price of these options is USD$1.50 (1.73), with 420,000 of these options vesting as follows: one-third vesting on date of grant and one-third vesting annually on each of the first anniversary and the second anniversary; with 60,000 of these options vesting as follows: one quarter vesting on date of grant and one quarter vesting at ninety days, one-hundred and eighty days and two-hundred and seventy days from the grant date; and 25,000 options vesting immediately.  Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.70 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 144%; expected risk free interest rate of 1.39%; and expected term of 5 years.

The total number of options outstanding as at December 31, 2014 was 505,000 (March 31, 2014 – nil). The weighted average grant date fair value of the options granted during the three and nine month periods ended December 31, 2014, was $0.70 (2013 - $nil and $nil, respectively). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 9,238,710 as at December 31, 2014 (March 31, 2014 – n/a).

As of December 31, 2014 none of the stock options have been exercised.

For the nine months ended December 31, 2014

 Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2014, we had an accumulated deficit of $1,871,085. For the nine months ended December 31, 2014 and 2013, we had a net loss attributable to common stockholders of $1,149,001, and $57,093, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.  These conditions create an uncertainty as to our ability to continue as a going concern.

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. We are pursuing additional sources of financing but there is no assurance that additional capital will be available to the Company on acceptable terms or at all.

Revenues. We had no revenues for the nine months ended December 31, 2014.

Operating Expenses

The operating expenses increased in the nine month period ended December 31, 2014 ($1,149,001) compared to the same period of 2013 ($57,093) as the Company continued the process of developing a demonstration production facility as well as continuing the process of becoming a public company.   By continuing this processes management and contract fees ($202,750), facility occupancy costs ($22,270), professional fees ($533,193), research & development ($27,844), office ($20,505) increased during the nine  month period ended and stock options were granted in accordance with the Company’s stock-based compensation program.    During the three and nine month periods ended December 31, 2014, there were 505,000 options, granted to officers, employees and consultants of the Company (2013 – nil and nil, respectively).   The grant date fair value of these options was estimated as $0.70 (total $234,066) using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 144%; expected risk free interest rate of 1.39%; and expected term of 5 years.  December 31, 2014 compared to the same period of 2013.

Other Expenses.

None

Net Loss.

The Company recognized a net loss of $1,149,001 for the nine month period ended December 31, 2014 as compared to a net loss of $57,093 for the same period of 2013.   Changes in net (loss) are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources.

Net cash used by operating activities was $334,262 and $63,320 for the nine month period ended December 31, 2014 and 2013, respectively.  The increase is mainly attributable to the development of the demonstration production facility, professional fees and the costs associated with additional management personnel.

The Company had a working capital deficiency of $989,262 as of December 31, 2014 compared to $434,263 as of March 31, 2014.

On March 11, 2014 and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus Inc. (the “Agreement”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to the Agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant will be exercisable at USD$0.040 per common share for a period of three years.  Of the warrants granted, 300,000 vested on September 3rd, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($290,025) raised in the offering, fully vesting upon USD$1,500,000 ($1,740,150) being raised.    All of the Company's financial liabilities other than the warrant liability of $216,185 have contractual maturities of less than 30 days and are subject to normal trade terms.  The increase in the working capital deficiency is largely due to the recognition of the liability for the warrants.

The current level of development activity necessitates a cash requirement of approximately $20,000 per month. This monthly cash requirement will increase as the demonstration production facility is developed.   The Company anticipates it will require a further $875,000 to complete the demonstration phase of the production facility.

The Company does not have any material commitments for capital expenditures.   However, should the Company execute its business plan as anticipated, it would incur substantial capital expenditures and require financing in addition to the amount required to fund its present operation.

Additional Financing

Additional financing is required to continue operations.   On June 6, 2014, the Company closed a Private Placement in the amount of $647,860 ($328,180 was raised by March 31, 2014 and was reflected as Equity to be Issued on the March 31, 2014 financial statements),  additionally on November 22, 2014 25,000 common share purchase warrants were exercised at an amount of USD$0.04 per warrant.  During the month of November 2014 the Company undertook a further Private Placement that had raised a total of $30,000 by December 31, 2014 which is recorded as Equity to be issued.   On October 22, 2014 the Company issued 6,700 units in settlement of debt owed to a vendor of USD$10,050 ($11,256), each unit is comprised of one (1) common share and one-half (1/2) common share purchase warrant.  Each warrant is exercisable at USD$1.50 ($1.74) per share within twenty four (24) months of the date of issuance.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

The financial statements and accompanying notes have been prepared in accordance with US GAAP applied on a consistent basis.   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  A complete discussion of our accounting policies is included in Note 3 of the Annual Audited Financial Statements for the year ended March 31, 2014.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could materially differ from these estimates.

Going Concern

The condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of December 31, 2014, the Company has a working capital deficiency of $989,262 (March 31, 2014 - $434,263) and an accumulated deficit of $1,871,085 (March 31, 2014 - $722,084).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so (See Note 11).  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.  The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.  We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in internal controls.  No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2014 the Company initiated a private placement of units at US$1.50 per unit, each unit comprising one common share one one-half of one common share purchase warrant.  Each whole warrant will be exercisable at US$2.00 per share for a period of twenty-four months. In December 2014 the Company received gross proceeds of $30,000 in this placement, which was exempt from registration under the Securities Act pursuant to Regulation S and/or Regulation D under the Securities Act and/or Section 4(2) thereof.  No brokerage commissions were paid in connection with such transaction.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

 Adoption of Stock Incentive Plan-2014

On December 11, 2014, the Company’s board of directors (“Board of Directors”) approved the Stock Incentive Plan-2014 (the “Plan”). The Plan provides for the issuance of options, restricted stock awards and restricted unit awards to purchase up to 15% of the outstanding shares of the Company’s common stock to officers, directors, employees and consultants of the Company. The Board of Directors of the Company, or any compensation committee established by the Board of Directors, determines the exercise price, vesting and expiration period of the grants under the Plan. However, the exercise price of an option may not be less than 100% of fair value of the common shares at the date of the grant. The fair value of the common shares is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the expiration period of a option may not more than ten years. The Company reserved 200,000 shares of its common stock for future issuance under the terms of the Plan.

Also on December 11, 2014, the Company granted the following options, all of which are exercisable for five years at C$1.73:

Name of Recipient	Number of Options	Vesting Schedule
Richard Rusiniak	120,000	1/3 vested on date of grant, 1/3 on first anniversary and 1/3 on second anniversary
Paul Ramsay	120,000	1/3 vested on date of grant, 1/3 on first anniversary and 1/3 on second anniversary
Ross Eastley	80,000	1/3 vested on date of grant, 1/3 on first anniversary and 1/3 on second anniversary
Sandra Elsley	100,000	1/3 vested on date of grant, 1/3 on first anniversary and 1/3 on second anniversary
P. Blair Mullin	30,000	1/4 vested on date of grant, and 1/4 at 90 days, 180 days, and 270 days from grant date
W. Cameron McDonald	30,000	1/4 vested on date of grant, and 1/4 at 90 days, 180 days, and 270 days from grant date
Joseph P. Galda	25,000	100% vested on grant date

Resignation of Sandra Elsley

Effective as of February 17, 2015, Sandra Elsley resigned as the Company’s Vice president Corporate Communications.   This resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.   In conjunction with such resignation, the Company and Ms. Elsley entered into a mutual release agreement pursuant to which Ms. Elsley released the Company from any obligations under any employment agreement she may have had with the Company.  In conjunction with such agreement, the Company amended all outstanding options to purchase shares held by her to vest any unvested options and to extend the exercisability thereof until the expiration date provided by such options.

Item 6.  Exhibits.

Exhibit No.	Description

31 a	Certification of Chief Executive Officer and Principal Accountant, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31 b	Certification of Chief Financial officer and Principal Accountant, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31 a	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 b	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Stock Incentive Plan 2014

10.2	Nonqualified Share Option Agreement - Richard Rusiniak

10.3	Nonqualified Share Option Agreement - Paul Ramsay Share

10.4	Nonqualified Share Option Agreement - Ross Eastley

10.5	Nonqualified Share Option Agreement - Blair Mullin

10.6	Nonqualified Share Option Agreement - Cameron McDonald

10.7	Release from Sandra Elsley

101.ins	Instant Document

101.sch	XBRL Taxonomy Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Algae Dynamics Corp.

a Canadian Corporation

Date: February 17, 2015	By:	/s/ Ross Eastley
Ross Eastley
Chief Financial Officer (Chief Financial and Accounting Officer)

Date: February 17, 2015	By:	/s/ Richard Rusiniak
Richard Rusiniak
Chief Executive Officer