Form 10-K
period 2015-03-31
Algae Dynamics Corp.
filed 2015-06-19
CIK 1607679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number:  333-199612

ALGAE DYNAMICS CORP.
 (Exact name of registrant as specified in its charter)

CANADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 – 4120 Ridgeway Drive Mississauga, Ontario Canada	L5L 5S9
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (289) 997 6740

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Securities registered pursuant to Section 15 of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the date of this report, there is no established trading market for the registrant's common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 17, 2015
Common Stock, no par value per share	9,256,410 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

ALGAE DYNAMICS CORP.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	the “Registrant,” “Company,” “we,” “us,” and “our” refer to the business of Algae Dynamics Corp., a Canadian corporation;

●	“Exchange Act” refers the United States Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the United States Securities Act of 1933, as amended; and

●	“U.S. dollars,” and “USD$” refer to the legal currency of the United States.

●	“$” refer to the legal currency of Canada as the financial statements are stated in Canadian Dollars.

ITEM 1. BUSINESS.

Mission

Algae Dynamics’ mission is to be a leading producer of low-cost ultra-pure algae oil and biomass with high nutrient content for the functional food/beverage additive and health supplement industries.

Overview

The Company has developed the scalable BioSilo® algae cultivation system for the production of ultra-pure algae biomass for the functional food/beverage additives and pure supplement markets. Management believes this core technology produces algae biomass that exceeds the purity of our competitors, without the need for additional refinement, providing a key cost advantage. This positions the Company to meet the increasing market gap between supply and demand for algae biomass in several rapidly growing markets including high value ingredients for beverage, food, healthcare, nutraceuticals and supplement products.

Assuming receipt of funding in accordance with its financing strategy, the Company is ready to build its first commercial scale system within 6 months to be followed by multiple additional systems as part of its commercial growth strategy. The Company will generate revenue by supplying algae biomass in a powder form or oil that can be used as nutrient rich ingredients for its customers. The average prices are USD$60/kg for the Omega-3 oils in 2012 (source: Frost & Sullivan July, 2014) and USD$40.00 per kg for algae Chlorella powder (source F & S, Chris Shanahan April, 2015).

The reader is cautioned that the price data is the most recent available for the Company. While there is a risk that prices have decreased in the meantime, we believe they are still representative of market conditions. However, even if prevailing market prices have decreased, the lower margins could work to the Company’s advantage because, as management believes, its BioSilo® process gives it a production cost advantage over certain competing production methods, such as the more common open-pond system.

Our key competitive advantage is process engineering control which management believes ensures the best possible outcomes for each algae species at a low cost. Growing algae successfully requires a blend of a controlled environment and species selection. The Company's production flexibility and tight control allows it to interchange selected species for improved algae yield and quality or client and marketplace demands as required. This provides an immediate and long term competitive advantage allowing the Company to quickly and profitably enter the market as R&D on species selection evolves.

Through its assignment of rights agreement with researchers at the  University of Waterloo, the Company has access to proprietary algae species developed in the researcher's labs that management believes have very high growth rates and nutrient content. The design enables full control of all cultivation parameters allowing Algae Dynamics to achieve optimum growing conditions for any algae species. As well, a unique CO₂ delivery system enhances delivery efficiency and minimizes CO2 losses from the system. In essence, Algae Dynamics is combining expertise in the science of algae cultivation with the efficiency of thoughtful engineering.

The Company has entered into a memorandum of understanding with POS Biosciences (“POS”), a Saskatchewan, Canada based company, for key process variables such as oil extraction and EPA/DHA separation.  POS offers expertise and service in bioprocessing applied research from bench-top to commercialization scale. CO₂ and agriculture quality nutrients are expected to be supplied by outside suppliers which will be managed by us. Under the POS memorandum of understanding, POS will assist the Company in the commercialization of the Company's algae strains by identifying, isolating, extracting, concentrating, spray drying and purifying a wide range of algae-based components. POS also has in place the appropriate licenses and quality assurance standards for food and nutraceutical products. Billing for POS services will be on a project by project basis on terms to be negotiated.

BioSilo®

Algae Dynamics has engineered a proprietary algae production technology, the Algae Dynamics BioSilo®, which maximizes growth and purity, while minimizing its footprint through a modular design. It allows us to cultivate a wide variety of algae species tailored to the nutrient and purity requirements of our prospective customers. BioSilo® is a novel method of cultivating algae that combines the positive features of open pond systems with those of enclosed photobioreactor algae production systems. The system produces a continuous supply of ultra-pure algae biomass in high volumes. The design's small footprint and scalability results in very low maintenance cost.  The BioSilo® is capable of producing a variety of species, including Chlorella and algae suited for Omega-3 rich Algae oil.

The BioSilo® is comprised of two distinct components - the Pure BioSilo® and the Pro-BioSilo®. These two components are part of the same production method and process, each designed to perform a different function in order to optimize the cultivation of algae biomass. Essentially, the Pure BioSilo® produces algae biomass in batches in low concentrations. This low density biomass is then used to inoculate (i.e. introduced to) the larger scale Pro-BioSilo® component, which when combined with carbon sources and air/oxygen, the high density biomass is produced.

The Pro-BioSilo® operates in a fed-batch mode for suspended cell cultures. In fed-batch mode, additional media and nutrients are added to the bioreactor at different times during the cell cultivation process to supplement the carbon source and other nutrients.

During the cultivation process, the mammalian cells exhibit four phases:

1.	lag phase

2.	exponential growth phase

3.	stationary or production phase and

4.	end of life phase

To achieve the highest biological product yields possible in the least amount of time, we have sourced sensors and controls to be installed in the scaled-up Pro-BioSilo®. These sensors, which measure states such as dissolved oxygen, dissolved CO2, pH, temperature and conductivity have been sourced, purchased and are being installed into both 50 and 100 liter bioreactors. The data equation and control units have been purchased and are ready to be installed together with air, oxygen and nutrients/medium feeding connections. In order to achieve the highest biological product yield without compromise on purity and quality, the system must have two distinct production phases. In the first phase the process is to ensure quality not quantity. All procedures should concentrate to provide the best condition for biological life in order to maximize product quality ignoring yield. After the growing parameters are established the second process is employed to maximize the growth. In the case of algae growth under heterotrophic conditions the cell multiply very fast. The objective when producing products such as Chlorella is to modify the growing parameters in order to establish a steep growing curve and harvest at “the midpoint” at which algae is young and healthy. In contrast, when growing algae to maximize lipids (omega oil), the maximum density and maximum lipid production is achieved at the top flat portion of the growth cycle.

Recognized critical process parameters are as follows:

●	pH

●	dissolved oxygen (DO)

●	temperature

●	nutrient composition and by-product profiles

●	agitation profile

●	gas sparging method

●	nutrient feed and product harvest profiles

●	dissolved carbon dioxide (d CO₂) and osmolality (i.e. concentration of dissolved particles per kilogram of solution)

The following flow chart shows a schematic of the Algae Dynamics Production Process:

Competing Algae Production Systems

Algae production systems can be divided into two broad categories: open pond and photobioreactors.

Open pond systems

Open pond systems involve large areas of land which are converted into artificial ponds in which algae is cultured in the open air.  Although they are capable of producing large volumes of algae, they suffer from a number of drawbacks, including:

●	Requires vast areas of land

●	Algae growth depends on consistent temperatures

●	Sunlight variation adversely affects production

●	High risk of pond contamination

●	Evaporation
Open Pond production system
●	Low CO2 availability

Closed photobioreactors

At the other end of the spectrum are photobioreactors which involve the use of complex enclosed reactor systems. These systems allow the continuous cultivation of algae in a highly controlled environment.

Common systems often involve rows of tubes of various shapes and configurations. Although much effort has been put into these systems in recent years, their large scale commercialization for algae production has been hampered by a number of drawbacks including:

Closed Tube photobioreactor

●	High construction costs

●	High maintenance costs, especially for cleaning

●	Poor gas diffusivity

●	Poor control of growth conditions (e.g. oxygen accumulation, overheating)

●	CO₂ delivery limitations

A problem common to all enclosed reactors is that algae sticks to the internal surfaces of the light source(s), reducing the amount of light available to the algae. This viscous film must be cleaned to ensure optimal growth, increasing operating costs and down-time.

BioSilo® Advantages

●	Complete control of all growth parameters

●	Small foot print

●	Efficient aeration, agitation and mixing, thus DO (dissolved oxygen) control

●	Effective CO2 removal

●	Water recycling with inline continuous decontamination method

Intellectual Property

Algae Dynamics is protecting its technological advantage through a two-pronged strategy. Firstly, a United States Patent (US 8,800,202 B2) Bioreactor was issued August 12, 2014 and a Patent Application (CA 2,735,635) on the same claims as the U.S. patent has been filed for Canada.

The patent abstract is: “Biomass production apparatus is disclosed and comprises a stack of trays, each tray, in use, being in receipt of a respective layer of liquid, the layers being spaced apart from one another such that each layer has associated therewith a respective headspace. Light sources are provided for each layer and are disposed in the headspace associated with said each layer, to illuminate, at least in part, said each layer”.

Secondly, significant know-how and proprietary in-house knowledge was acquired during development at the University of Waterloo. This will protect the engineering component of intellectual property related to the BioSilo®.  As well, the company has identified proprietary algae species isolated by phycology (the study of algae) researchers at the University of Waterloo, Drs. K. Muller and B. McConkey. Algae Dynamics has exclusive access to these species. These species which are not genetically modified have been selected for their high nutrient values.

History

During 2008 and 2009, Algae Dynamics developed the BioSilo® design. In 2010, Algae Dynamics partnered with algae or phycology experts Dr. Muller and Dr. McConkey at the University of Waterloo.  This partnership provided the company with exclusive access to proprietary algae species along with phycology expertise. Through this arrangement, Algae Dynamics operated its laboratory and advanced from bench scale algae experiments to operating a one meter BioSilo® installation. Algae Dynamics successfully completed its R&D validating key data points allowing Algae Dynamics to deploy its technology at commercial scale, producing algae biomass of the highest quality at significantly reduced costs. Algae Dynamics was funded in part by Ontario Power Authority “OPA” for the design and construction of its one meter BioSilo®.

Algae Dynamics has operated its system for three years, harvested algae biomass and analyzed the product. In summary, it has achieved the following technical developments:

●	Demonstrated full control over algae growing parameters, facilitating optimum growth

●	Grown three different species of algae successfully

●	Produced algae biomass with key nutrient content that meets market requirements

●	Inoculated algae culture at low levels, maintaining viability and rapid growth

●	Designed, installed, and proved the nutrient and CO₂ delivery system

●	Discovered and mastered a biological dewatering method

●	Extracted BioOil successfully

●	Demonstrated and measured the very low energy usage requirements of the system

The Company has moved into an industrial facility to commission a commercial cultivation system in readiness for commercial roll out. To date, Algae Dynamics has obtained investments from a variety of sources:

Funders	Amount ($)
Ontario Power Authority (Grant)	250,000
Scientific Research and Experimental Development Tax Credit	72,400
Founders Cash	367,267
Private Funds raised to-date	690,229
Total	1,379,896

Marketing Strategies

The Company intends to enter the North American market through food/beverage and health supplement distributors as well as food and beverage manufacturers directly. Many of these companies have distribution globally which could provide Algae Dynamics access to world markets.

Although we will be primarily focused on selling Algae powders and tablets, subsequently, Omega-3 oils will be extracted from Algae Dynamics’ algae biomass under  a toll processing agreement expected to be negotiated with POS Biosciences, Saskatoon, Saskatchewan which is subject to a memorandum of understanding.  POS is approved by the Canadian Food Inspection Agency and experienced in the oil extraction process. Under the POS memorandum of understanding, POS will assist the Company in the commercialization of the Company's algae strains by identifying, isolating, extracting, concentrating, spray drying and purifying a wide range of algae-based components. POS also has in place the appropriate licenses and quality assurance standards for food and nutraceutical products. Billing for POS services will be on a project by project basis on terms to be negotiated.

The Company will work with  a Brand/Marketing Management Professional, specializing in the health food and supplement market, to have packaged products available for sale to customers (online and retail) as well as ingredient to sell wholesale.

We are also utilizing channel partners, or indirect connections to obtain introductions to potential customers.

World Demand for Algae-Derived Products

Algae oil is a good source of DHA and is widely promoted for its cognitive health benefits in infant formula and other formulas throughout the world.

Total revenue in the global omega-3 and omega-6 polyunsaturated fatty acid “PUFA” ingredients was €1,904.3 million in 2012; it is expected to reach €5,642.7 in 2023. (source: F & S July 2014)

Globally, the infant formula application represented about 48.9% of microalgae-based DHA oils sold, followed by dietary supplements with about 28.4%, and food & beverage at 19%. (source: F & S July 2014)

Top 3 Growth Factors

1.	Decreasing per-kilogram average prices for DHA oils drive increased adoption.

2.	Growing demand for vegetarian PUFA options drives the demand for microalgae DHA oils.

3.	Growing awareness and acceptance of DHA’s scientifically substantiated health claims drives usage.

(source: F & S July 2014)

Chlorella Market

Due to strict safety regulations and commercial factors, Chlorella is one of the few microalgae species eligible for human consumption. Algae Dynamics’ business model initially focuses on the cultivation of Chlorella, a species which Algae Dynamics believes has underutilized properties:

Ounce per ounce, Chlorella contains the following:

●	Six times more beta-carotene than spinach.

●	More dietary fibre than leading fruits and vegetables.

●	More complete protein per serving than soy – and twice as much as steak.

●	Higher nucleic acid content than any food – even more than sardines – for slowing down the visible signs of aging.

●	50 times the antioxidants and flavonoids as Vitamin C or Vitamin E for fighting free radical damage.

●	18 powerful amino acids including glutamic acid to help sharpen memory and defense boosting lysine, and arginine to enhance your natural production of immune cells.

●	More than 20 vitamins and minerals to encourage optimum health and energy.

According to “The Chlorella Factor” (website source for Chlorella news and information), most production is centered in Asia, with China, Taiwan, Japan, and Korea producing the bulk of commercial Chlorella. In 2003, recorded production of Chlorella, which has a nutrient value and high protein content, was 2,000 tons per annum. As of April, 23, 2013 Chlorella production reached 4,000 tons per annum and is projected to grow at 6% Compounded Annual Growth Rate (“CAGR”). Frost and Sullivan estimates the global market or Chlorella to be $200,000,000 annually. (source: F & S, Chris Shanahan April 2013)

Algae-based Omega-3 Market

Algae in the Omega-3 market is well established and Algae Dynamics’ algae biomass business is validated by production of Omega-3 derived from algae. This will be a significant opportunity for Algae Dynamics, given that the CAGR for the Omega-3 ingredients market is expected to be 12%, resulting in $2.8 billion in revenue by 2015 with algae omega-3 oil being the fastest growing sector.

Specifically, Algae Dynamics expects to see a more significant growth rate within the algae-derived Omega-3 segment.

Traditionally, fish oils were the main source for omegs-3 PUFAs, but their usage was limited due to problems such as unpleasant odor and taste, and poor oxidative stability (less shelf life). (source: F & S July 2014). However, recent technological advancements have enabled some manufacturers to overcome these formulation challenges.

●	Sustainability of marine sources of omega-3 is rapidly becoming a key concern, particularly in light of the recent estimate by the Global Organization for EPA (eicosapentaenoic acid) and DHA (docosahexaenoic acid) Omega -3 “GOED” indicating that based on the World health Organization’s omega-3 intake recommendation of 250 milligrams (mg) per day, 650 thousand metric tons of DHA and EPA are required relative to current ocean capacity of 530,000 tons. (source: www.nutraingredients-usa.com October 2014)

●	Algae’s growth may also be partly attributed to consumer perceptions of potential heavy metal toxicity of fish-based Omega-3 after recent lawsuits in the US. (source: F & S Sept. 2011)

●	Pricing stability is also an advantage to algae-derived Omega-3. In February, 2013, fish-derived Omega-3 prices rose dramatically, triggered by crude fish oil prices which had skyrocketed in the face of increasing demands on global fisheries.

Growing demand for vegetarian PUFA options drives the demand for microalgae DHA oils. (source: F & S July 2014)

Growing awareness and acceptance of DHA’s scientifically substantiated health claims drives usage.  (source: F & S July 2014)

The global omega-3 market was estimated to be $14.5 billion in 2013 and is expected to reach $21.7 billion by 2019, growing at a CAGR of 7.0% from 2014 to 2019.  In 2013, the global omega-3 market was dominated by Europe and Asia-Pacific, with estimated 34.5% and 31.0% shares, respectively. Omega-3 is the most consumed ingredient as compared with fiber because of its wide-ranging applications in food, pharmaceuticals and dietary supplements. Various health concerns such as obesity, cardiac failure and neural disorders are driving the consumers toward nutraceutical that contain omega-3 fatty acids as a main ingredient. The European omega-3 market was estimated to be $5.0 billion in 2013 and is expected to reach $7.7 billion by 2019, growing at a CAGR of 7.8% from 2014 to 2019. Consumers are ready to spend premium amounts for quality nutraceutical products, which drive demand for omega-3 fatty acids in Europe. Asia-Pacific’s market for omega-3 was estimated to be $4.5 billion in 2013 and is expected to reach $6.7 billion by 2019, growing at a CAGR of
6.9% from 2014 to 2019. There is an increasing number of cardiac disorders due to unhealthy food habits owing to changing lifestyles of the people in the Asia-Pacific region. Omega-3 fatty acids control the cholesterol, which is raising demand for them in the Asia-Pacific region.  (source: BCC Research November 2014)

The North American omega-3 market was estimated to be $4.0 billion in 2013 and is expected to reach $5.9 billion by 2019, growing at a CAGR of 6.5% from 2014 to 2019. Supplements are the largest application segment that drives North America’s omega-3 market. (source: BCC Research November 2014)

Beverages and supplements dominate the global nutraceutical omega-3 market with 50.3% of share in 2013. The omega-3 based nutraceutical beverages and supplements market was estimated to be $7.3 billion in 2013 and is expected to reach $11.5 billion by 2019, growing at a CAGR of 8.1% from 2014 to 2019. (source: BCC Research November 2014)

The omega-3 Polyunsaturated Fatty Acid (PUFAs) ingredients market analyzed in this study include EPA and DHA omega-3s from marine oils such as fish oils, krill oils, squid oils, and algal oils. The end use application markets covered in the report include dietary supplements, food & beverages, pet nutrition, infant nutrition, pharmaceuticals and clinical nutrition. Worldwide, consumption of omega-3 PUFAs, estimated at 123.8 thousand metric tons worth USD$2.3 billion in 2013, is forecast to be 134.7 thousand metric tons valued at USD$2.5 billion in 2014. By 2020, it is projected that demand for omega-3 PUFAs globally will reach 241 thousand metric tons with a value of USD$4.96 billion, thereby posting a volume CAGR of almost 10% and a value CAGR of 11.6% between 2013 and 2020. (source: Health & Nutrition, Omega-3: A Global Market Overview, Feb. 25 2014)

Algae oils represent approximately 16.8% of the global Omega-3 Ingredients market, and are expected to increase their market share, as indicated above. Algae Dynamics is focused on providing North American clients with ultra-pure algae products; however Algae Dynamics recognizes that the market for its potential products is global in nature, connecting Algae Dynamics’ business to many other markets around the world.  Algae-derived Omega-3 is a relatively new entry into the food and beverage additive industry, competing against fish oil which has been produced for centuries. Still, by 2010, algae made up 16.8% of the global Omega-3 ingredients market. In Asia, algae’s market share is much greater at 24%.  (source: F & S. June 2011)

In 2012, the global market for microalgae based DHA +30% oil was estimated to be nearly $350 million, and about 4,614 metric tons. Globally, the infant formula application represented about 48.9 percent (unit shipment) of microalgae based DHA +30% oils sold, followed by dietary supplements with about 28.4 percent. Food and beverage was 19.4 percent of the volumes. (source: F & S Chris Shanahan, The global algae oil omega-3 market in 2014, May, 2014)

"Prices for algal oil-based omega-3s generally remain fairly stable because there are only two major producers and pricing is typically set on a long-term contract  basis. In mid-2011, the price of algal oil was estimated to range between $95 and $140 per kilo, depending on how the oil was to be used." (source: Oilgae, April 2014)

Nutritional and Functional Food Ingredients Market for Algae Biomass

The North American nutritional and functional ingredient market was valued at USD$2.2 billion in 2011. It is expected to grow to USD$3.29 billion in 2018, a CAGR of approximately 6 percent. North America offers the largest investment and growth opportunities in the wake of rapidly increasing consumer awareness regarding the advantages of such products. Food fortification is classified into beverages, snacks, confectionary, and dairy products. (source: F & S, May 2012)

Consumers represent the strongest driver for the nutritional and functional ingredients market as they switch to functional foods. The functional food trend has seen substances such as ginseng, kombucha, Omega-3 and vitamins added to food and beverages. Algae Dynamics’ products, powder algae biomass and Omega-3, can be used as additives in these functional foods and additives. This functional food trend offers food manufacturers many possibilities for developing customized functional food products. In 2011, functional foods accounted for approximately 30 percent of the North American Food Market volume.

●	The largest segment (22%) of the functional food ingredients market is a collection of additives that do not neatly fit into other categories. These include polyol, phytoestrogens, and Omega-3.

●
The second-largest segment (21%) is vitamins. Major ingredients of this category are vitamin A, B3 (niacin), B2 (riboflavin), B1 (thiamine), B5 (pantothenic acid), B6 (pyridoxine), B9 (folate), B12 (cobalamine), C, D, E, and biotin.

●	The third-largest segment (16%) is minerals. The major minerals used as functional ingredients are calcium, potassium, magnesium, and selenium.

Algae Dynamics’ algae biomass is rich in all of these elements, which should allow it to penetrate the entire market, rather than only one segment. One of the initial target products is the chlorella algae species.

Sales & Marketing Strategy

There are nearly 1,000 new products with Chlorella as an ingredient for food and beverage market. (source: Agriculture Canada, April 2013)

Algae Dynamics intends to enter the North American market through food and health supplement distributors as well as food and beverage manufacturers directly. Many of these companies have distribution globally which could provide Algae Dynamics access to world markets.

Christopher Shanahan, Global Program Manager – Food & Agriculture, Frost & Sullivan, North America, San Antonio, United States has agreed in principle to be Algae Dynamics’ market development and customer integration advisor. Mr. Shanahan has direct experience in data analysis, project management, consulting and market engineering. Particular expertise in: econometric-based market analysis including mathematical programming, statistical benefit-cost analysis, market forecasting, scenario engineering, product innovation adoption models and business strategy decision models.

Algae Dynamics is also utilizing channel partners to gain access to potential clients. Key channel partners are:

Bioenterprise Corporation, a business accelerator and commercialization agent. Bioenterprise was established to help promote the creation, growth and expansion of businesses engaged in agri-technologies. Acting as coach and catalyst, Bioenterprise works with companies at all stages, from start-ups to emerging and well- established businesses. Through their global network of industry contacts and professionals, they are able to assess the critical components needed to mitigate risks inherent in early stage business. Areas of expertise include; market/industry research and competitive analysis, nutraceutical, functional food, and biomaterial based technologies. Algae Dynamics is working directly with Jessica Bowes, M.Sc. in Human Health & Nutritional Science, Sr. Business Analyst, Food Nutrition & Health.

Innovation Guelph (“IG”). IG assists companies in achieving growth of market share, entry into new markets, and improving the bottom line. IG is also a member of the Ontario Network of Excellence (“ONE”). Algae Dynamics is working directly with Dr.  Mark Goldberg (our mentor), an Entrepreneur In Residence for IG. Dr, Goldberg has a PhD in pharmacology and has over 25 years of experience in bio-medical research and as a regulatory consultant.

Competition

Companies Developing Open Pond Systems

The basic premise of this methodology is that by mimicking the natural environment of algae, commercially profitable amounts of algae can be produced albeit with a degree of unpredictability due to Mother Nature. Unfortunately, there are drawbacks with this method as previously described “Competing Algae Production Systems”.

Companies Developing Enclosed Photobioreactors

Cultivating algae in enclosed photobioreactors has drawn a lot of attention in recent years due to the ability to better control algae cultivation conditions.  We believe this has resulted in larger algae yields compared to open pond systems, with some photobioreactor systems able to reach 150g/m2/day biomass production    compared to 3,600g/m2/day for Algae Dynamics’ technology.  However, this production rate was achieved only at laboratory scale, and is, in any event, appears lower than Algae Dynamics  production rate.

Total Omega-3 and Omega-6 PUFA Ingredients Market – Competitive Landscape

Microalgae Production Capacity and Insights by Selected Industry Participants, Global, 2012

Company	System	Microalgae Production Capacity/Tons, 2012
Lonza Group	Closed system/bioreactor	12,500
Royal DSM	Close system/bioreactor	5,000
Seambiotic Ltd.	Open pond technology	2,500
Solazyme	Closed system/bioreactor	N/A
Soliance	Closed system/bioreactor	100
Heliae Inc.	Algae cultivation supplier	1
Aurora	Open pond technology	1,750
Cellana	Open pond technology	180
AlgaeBio	Closed pond technology	10
Roquette	Closed system	250
Enzymotec	Produces DHA from fish sources	N/A

(source: F & S July 2014)

Risks & Risk Mitigation Strategy

Algae Dynamics has identified several key risk factors including:

1.
Biological expertise is important.  It is not enough to build an algae cultivation system but only have limited expertise on the algae itself.  Algae are complex organisms that require knowledge and experience to effectively culture.

Algae Dynamics Response.   Algae Dynamics has access to a number of propriety species collected, isolated and incubated by Dr. Muller and her colleagues.

2.	Growth Rate critical. There must be complete control of all parameters in a contaminant-free environment and it is critical to efficiently uptake nutrients and carbon sources.

Algae Dynamics Response. The closed loop design minimizes contamination issues and all parameters are integrated for optimum growing conditions.

3.	Impurities must be avoided. Cultivation systems in the open environment are exposed to variable elements. If their design does not facilitate sectional integrity, detrimental contamination can result.

Algae Dynamics Response. The Algae Dynamics BioSilo® will be in a clean room environment and the modular design facilitates isolating contamination. Each module can be disinfected and re-inoculated.

4.	CO2 delivery must be efficient. Most systems rely on “bubbling” of CO2 into the algae allowing large amounts to pass through the culture to the atmosphere reducing CO2 sequestration by the algae.

Algae Dynamics Response. The Algae Dynamics BioSilo® has a unique CO2 delivery system that significantly reduced bubbling and CO2 loss to the atmosphere.

5.	Land area must be minimized. Using large tracts of land for cultivating algae can be costly and inefficient.

Algae Dynamics Response. The Algae Dynamics BioSilo® has a small footprint and can be located at any industrial site.

6.	Operating and energy costs must be minimized. Although some photobioreactor designs have demonstrated excellent algae yields, their maintenance costs are high.

Algae Dynamics Response. The Algae Dynamics BioSilo® operates using a dual lighting system and a low amount of electrical energy. The multi- layer design takes advantage of gravity and the selection of narrow spectrum LED lighting reduces energy requirements. As well, Algae Dynamics’s design eliminates tube fouling.

Description of Properties and Production Plans

The Company has entered into a five year operating lease, expiring November 2018, for Unit 37-4120 Ridgeway Drive in Mississauga, Ontario, which consists of 2,224 square feet of office and production facilities.  The current space is adequate for the purpose of constructing an initial production system.  The monthly base rental of the current facility is $1,362 plus the Company’s estimated portion of property taxes and operating expenses which are currently $804 per month.  The Company will require additional space for multiple production systems; however, suitable facilities are readily available.

The Company anticipates it will require a further $875,000 to complete the initial phase of the production system.  The Company has installed and instrumented a 100 litre reactor, along with a bank of water filter tanks and UV lights.  To achieve commercial scale operations, the Company intends to acquire a 1,500 litre reactor for approximately $400,000.  These components are readily available from third party manufacturers.

The Company obtains its algae strains from the University of Waterloo.  Other raw ingredients include water, nutrients, and carbon dioxide, all of which are readily available. During the first year of operations, we anticipate using approximately 1,526 gallons of water, 312 pounds of nutrients such as (glucose, chemical fertilizer, metal trace elements, and vitamins) and 3,330 pounds of carbon dioxide. When the Company commences production of algae, there will be certain lead times before completed products reach market. We estimate that the amount of time between commencement of production and product reaching market will be as follows: chlorella: 3 months and omega oil: 15 months.

When in service, the Company believes it will require only four employees to operate the facility, a process control engineer, biochemical engineer, biochemical technician and a maintenance technician.

Regulatory Risks

Algae Dynamics will be subject to various US, federal, provincial, and local environmental laws and regulations including the health and safety of employees, and manufacturing practices. In addition, some of these laws and regulations require contemplated facilities to operate under permits that are subject to renewal or modification. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

United States

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of food supplement products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”), and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

●	claims and advertising;

●	labels;

●	ingredients; and

●	manufacturing, distributing, importing, selling and storing of products.

In particular, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, importation, and distribution and sale of dietary supplements and food ingredients in the United States, while the FTC regulates marketing and advertising claims.

Some of our potential products are packaged and sold directly to retailers and consumers, and therefore are subject to greater oversight and enforcement action by the FTC. In recent years, the FTC has instituted numerous enforcement actions against consumer packaged goods companies for failure to have adequate substantiation for claims made in advertising or for use of false or misleading advertising claims.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), an amendment to the Federal Food, Drug and Cosmetic Act (“FDC Act”), established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient "will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

The FDA has issued a draft guidance governing notification of new dietary ingredients. While it is not mandatory to comply with FDA guidance, it is a strong indication of the FDA's current views on the topic of the guidance, including the agency’s position on enforcement. Depending on the recommendations made in the guidance, if and when it is finalized, particularly those relating to animal or human testing, such guidance could make it more difficult for Algae Dynamics to successfully provide notification of new dietary ingredients. Moreover, such guidance could change the status of ingredients that the industry has viewed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers which would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients that Algae Dynamics sells. Such information could be based on information received through reporting of serious adverse events mandated by the FDC Act.

DSHEA permits “structure/function claims” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a structure/function claim in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular structure/function claim is an unacceptable drug claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, the Company may be prevented from disseminating such literature in connection with Algae Dynamics products, and any dissemination could subject our products to regulatory action as an illegal drug.

In June 2007, pursuant to the authority granted to the FDA by DSHEA, the FDA published detailed Current Good Manufacturing Practice ("GMP") regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The GMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The GMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA's interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA's interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the GMP regulations renders products manufactured in such facility "adulterated," and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

In addition, under the FDA Food Safety Modernization Act (“FSMA”), which was enacted on January 4, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers to take measures to ensure that the foods they import, including dietary supplements and dietary ingredients, meet domestic requirements. This could increase the cost of those articles, subject their importation to greater scrutiny, and potentially restrict their availability.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, request a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production of food, including dietary supplements. The expanded reach and regulatory powers include the FDA's ability to order mandatory recalls, administratively detain domestic products and administratively revoke manufacturing facility registrations, thereby effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Such actions could result in substantial financial penalties and significantly restrict the marketing of a dietary supplement.

Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of our products. In March 2009, the General Accounting Office (the “GAO”) issued a report that made four recommendations to enhance the FDA's oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

International

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

The Company cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on Company’s business in the future. New legislation or regulations may require the reformulation, elimination, or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

Technical Risks

Although algae growth is well documented, there are three primary challenges in cultivating algae at high volumes:

1.	Growth Rates

The BioSilo® system is designed to tailor the growing parameters for several species of algae, allowing Algae Dynamics to exceed the average production rate of other systems.

Growing parameters control		Benefits

-	Light source intensity	-	Extremely high purity levels
-	CO2 absorption efficiency	-	Scalable
-	Algae cell mixing method and rate	-	Minimized cultivation costs
-	PH and temperature	-	Computer controlled process
-	Nutrients delivery ratio	-	Consistent nutrient composition
-	A Proprietary liquefied CO2 technology that resolves the problems associated with widely used CO2 diffusers (bubblers)	-	Computer controlled O2/N2/CO2
		-	Continuous production 24/7 process without maintenance interruption

2.	Space

Small production space requirements		Benefits – need to think in 3 dimensions

-	Stacks of shallow cultivation trays	-	Efficient use of space (volume not just area)
-	Compact light source (maximum absorption)	-	Minimize capital and operating cost
-	Combined CO2 and nutrient supply system	-	Easy process component access
-	Recyclable media (water + minerals)	-	Automatic in-situ process control
-	Compact mixing and temperature control	-	Algae is harvested at the bottom, the water is cleaned and re-circulated for reuse
-	In-situ harvesting process
-	Maximum heating and cooling efficiencies to facilitate optimal growing conditions

3.	Energy Requirements

Algae Dynamics Solutions		Benefits

-	Algae Dynamics uses a proprietary design taking advantage of gravity	-	Extremely efficient use of energy
-	Algae biomass solution flows down through the tank with optimal conditions throughout the trays	-	Fewer moving parts reduces energy, labour and maintenance costs
-		-	Use of LED lighting system provides additional energy efficiency

ITEM 1A. RISK FACTORS.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this registration statement on Form S-1 that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common shares could decline, and you may lose all or part of your investment.

General Risk Factors

We have a limited operating history and number of commercialized products, have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability. As a result, our financial statements contain a "going concern" explanatory paragraph.

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At March 31, 2015, we had an accumulated deficit of $1,809,373. For the years ended March 31, 2015 and 2014, we had a net loss attributable to common shareholders of $1,087,289, and $232,956, respectively. As a result, the financial statements of the Company include an explanatory paragraph stating that there is substantial doubt that the Company will continue as a going concern. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Our products are in the early stages of commercialization, and our business may fail if we are not able to successfully generate significant revenues from these products.

Our future success will depend in part on our ability to commercialize the product candidates we are developing. Successful development of our product candidates will require significant additional investment, including costs associated with research and development, completing field trials and obtaining regulatory approval, as well as the ability to manufacture our products in large quantities at acceptable costs while also preserving high product quality. Difficulties often encountered in scaling up production include problems involving production yields, quality control and assurance, shortage of qualified personnel, production costs and process controls. In addition, we are subject to inherent risks associated with new products and technologies. These risks include the possibility that any product candidate may:

●	be found unsafe;

●	be ineffective or less effective than anticipated;

●	fail to receive necessary regulatory approvals;

●	be difficult to competitively price relative to alternative methods of production of Chlorella and Omega-3;

●	be difficult or impossible to manufacture on an economically viable scale;

●	be subject to supply chain constraints for raw materials;

●	fail to be developed and accepted by the market prior to the successful marketing of similar products by competitors;

●	be impossible to market because it infringes on the proprietary rights of third parties; or

●	be too expensive for commercial use.

Failure to achieve expected manufacturing yields for our products could negatively impact our operating results.

Low yields may result from process design, development stage or process technology failures. We do not know whether a yield problem exists until our products are manufactured based on our design. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.

We have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. We will need to further develop our sales and marketing capabilities in order to successfully commercialize the products we are developing, which may involve substantial costs. There can be no assurance that the members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel or their inability to effectively market and sell the products we are developing could impair our ability to gain market acceptance of our products and cause our sales to suffer.

If we are unable to maintain and further establish successful relations with third-party distributors, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, we may not achieve significant sales of our  products.

Our future revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. If our distributors are unable to sell our products, or receive negative feedback from end users, they may not continue to purchase or market our products.

In addition, there can be no assurance that our distributors will focus adequate resources on selling our products to end users or will be successful in selling them. Many of our potential distributors are in the business of distributing and sometimes manufacturing other, possibly competing, products. As a result, these distributors may perceive our products as a threat to various product lines currently being distributed or manufactured by them. In addition, these distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

We rely on the experience and expertise of our senior management team and other key personnel, and if we are unable to recruit or retain qualified personnel, our development and commercialization efforts may be significantly    delayed.

We depend heavily on the principal members of our management, particularly Richard Rusiniak, our co-founder and Chief Executive Officer, and Paul Ramsay, our co- founder and President, the loss of whose services might significantly delay or prevent the achievement of our business objectives. We do not maintain key-man   insurance on their lives.

As we expand our operations, we will need to hire additional qualified research and development and management personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive one. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations  and  financial condition.

We also have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at our request or assist us in formulating our research and development strategy. These scientific collaborators are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these scientific collaborators and can generally expect these individuals to devote only limited amounts of time to our activities. The inability of any of these persons to devote sufficient time and resources to our programs could harm our business. In addition, these collaborators may have arrangements with other companies to assist those companies in developing technologies that may compete with our products.

Our intellectual property is integral to our business. If we are unable to protect our patents and proprietary rights, our business could be adversely affected.

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of March 31, 2015, we had one U.S. patent allowed, one U.S. provisional patent application submitted and one Canadian patent pending and we anticipate filing additional patent applications in the medium term.

The patent position of biotechnology and biochemical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

Our patents may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. We are not certain that our future patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications. It is also not possible to patent and protect all knowledge and know-how associated with our products so there may be areas that are not protected such as certain formulations and manufacturing processes. Costly and time- consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business   position.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings,             motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in  the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants, advisors and third-party manufacturers. It is possible that these agreements may be breached and that any remedies for a breach will not make us whole. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, our trade secret-protected know-how could fall into the public domain, unauthorized parties may copy aspects of our process and obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our knowhow or otherwise obtain access to our technologies.

Third parties may misappropriate our algae   strains.

Third parties, including contract manufacturers, often have custody or control of our algae strains. If our algae strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce the algae strains for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries with limited intellectual property   protection.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment such as ours in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Patents issued to third parties may contain claims that conflict with our patents and that may place restrictions on the commercial viability of our products and technologies. Third parties could assert infringement claims against us in the future. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology. We may not be aware of all such third-party intellectual property rights potentially relevant to our products and product candidates.

Any litigation, adversarial proceeding or proceeding before governmental authorities regarding intellectual property rights, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation, adversarial proceedings or proceedings before governmental authorities could also force us  to:

●	stop or delay using our proprietary technology;

●	stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

●	pay damages; and/or

●	enter into licensing or royalty agreements which, if available at all, may only be available on unfavorable terms.

Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our   business.

If we fail to maintain and successfully manage our existing, or enter into new, strategic collaborations and other relationships, we may not be able to expand commercial development and sales of many of our   products.

Our ability to enter into, maintain and manage collaborations and other relationships in our markets is fundamental to the success of our business. We may not be successful in entering into such arrangements with third parties for the sale and marketing of our products. Any failure to enter into new strategic arrangements on favorable terms or to maintain or manage our existing strategic arrangements could delay or hinder our ability to develop and commercialize our ingredients and could increase our costs of development and  commercialization.

We may be exposed to product liability claims, which could harm our   business.

The manufacture and sale of food additives and health products is regulated by various local, state, federal and foreign environmental and public health agencies. The costs of remediation or product liability could materially adversely affect our future quarterly or annual operating   results.

We may be held liable for, or incur costs to settle, liability claims if any products we develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

We currently maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance is adequate and, at any time, it is possible that this insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters, which could harm our business.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, which could subject us to civil or criminal  penalties.

The complex legal and regulatory environment exposes us to compliance and litigation costs and risks that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include environmental laws and regulations, tax laws and regulations, import and export laws and regulations, government contracting laws and regulations, labor and employment laws and regulations, securities           and exchange laws and regulations, and other laws such as the Foreign Corrupt Practices Act. In addition, proposed laws and regulations in these and other areas could affect the cost of our business operations. We face the risk of changes in both domestic and foreign laws regarding trade, potential loss of proprietary information due to piracy, misappropriation or foreign laws that may be less protective of our intellectual property rights. Violations of any of these laws and regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results  of operations.

Risks Related to the Holders of these common shares

There is no active market for the Company’s securities

Currently, no active market exists for the common shares and there is no assurance that an active trading market will ever develop or, if developed, that it will be sustained. A purchaser of the common shares may, therefore, be unable to resell the purchased securities. Consequently, holders of the common shares may not be able to liquidate their investment in the event of an emergency or for any other reason, and the purchased securities may not be readily accepted as collateral for a loan. Therefore, proposed investors are advised that the purchase of the common shares should be considered only as a long-term and speculative high-risk    investment.  Due to the absence of a public market for the purchased securities: (i) investors may not be able to liquidate their investment in the event of an   unexpected need for cash; (ii) transferability of the purchased securities is extremely limited; and (iii) in the event of a disposition of the purchased securities, the investor could sustain a loss of all or any part of his   investment.

The Company has no current plans to pay dividends on its Common   Shares.

The Company does not anticipate paying any cash dividends in the foreseeable future. If the Company incurs indebtedness in the future to fund its future growth, its ability to pay dividends may be further restricted by the terms of such    indebtedness.

Because a small number of existing shareholders own a large percentage of the Company's voting stock, you will have minimal influence over shareholder decisions.

Existing management has significant stock ownership in the Company and will retain control of the Company in the future. As a result of such ownership  concentration, these individuals will have significant influence over the management and affairs of the Company and its business. It will also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of the Company. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such a transaction would benefit other stockholders.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over  financial reporting beginning with the annual report for our fiscal year ending March 31, 2016. When and if we are a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company," each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our       common stock may decline.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive  to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited       to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of this offering, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds USD$700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of USD$1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of March 31 of such fiscal year), or if we issue more than USD$1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited because we are incorporated under Canadian law, we conduct substantially all of our operations in Canada and most of our directors and all of our executive officers reside outside the United States.

We are incorporated in Canada and conduct substantially all of our operations in Canada. Most of our directors and all of our executive officers reside outside the United States and a substantial portion of their assets are located outside of the United States. As a result, it may not be possible for investors to enforce, outside the United States, judgments against the Company obtained in the United States in any such actions, including actions predicated upon the civil liability provisions of the United States federal and state securities laws. In addition, certain of the directors and officers of the Company are residents of Canada or other jurisdictions outside of the United States, and all or a substantial portion of the assets of those directors and officers are or may be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those persons, or to enforce against them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal and state securities    laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are currently awaiting our trading symbol from FINRA, which means at the moment there is no market upon which to trade our securities. There is no assurance that we will ever obtain a trading symbol from FINRA and that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell securities in our company.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 17, 2015, there were 9,256,410 shares of our common stock issued and outstanding, held by 35 shareholders of record.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance under Equity Compensation Plans

On December 11, 2014 our board of directors and majority shareholders approved the adoption of the Algae Dynamics Corp Stock Incentive Plan Algae Dynamics Corp Stock Incentive Plan (the “Equity Incentive Plan”).

The purpose of the Equity Incentive Plan is to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is largely dependent.

The Equity Incentive Plan became effective upon its approval by the majority of stockholders on August 28, 2014.   The Plan is a fixed stock option plan, under which the aggregate number of Common Shares which may be reserved for issuance in respect of all options, restricted stock awards and restricted stock unit awards under the Plan together with any options, restricted stock awards or restricted stock unit awards under any other employee stock option plans or other share compensation arrangements of the Corporation, shall not exceed 15% of the Corporation’s total issued and outstanding Common Shares.    At March 31, 2015 there were 9, 256,410 common shares issued and outstanding.

The Equity Incentive Plan provides for the granting of non-qualified stock options, to our employees, officers, directors and consultants.

Equity Compensation Plans as of March 31, 2015

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants1	Weighted-average exercise price of outstanding options, and warrants.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,445,083	$1.73	883,461
Equity compensation plans not approved by security holders	0	0	0
Total	1,445,083	$1.73	883,461

Note 1 The plan is based on 15% of the number of common shares (9,256,410) and the number on the table is as of March 31, 2015.

Recent Sales of Unregistered Securities

On October 22, 2014, we issued 6,700 units at a price of USD$1.50 per unit, each unit consisted of one (1)  common shares and  one-half of one (1/2) common share purchase warrant, each warrant can be converted to a common share at the rate of USD$1.50 per share until October 22, 2016.

On November 24, 2014, we issued 17,700 units at a price of USD$1.50 per unit, each unit consisted of one (1)  restricted common share and one-half of one (1/2) common share purchase warrant, each warrant can be converted to a common share at the rate of USD$2.00 per share until November 30, 2016
For the year ending March 31, 2015, we issued 650,160 shares of common stock to 29 investors. The proceeds totaled $690,229 and were used for working capital.

Since inception, we have issued 9,256,410 shares of common stock to 35 investors. The proceeds totaled $690,329 and were used for working capital.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 and Regulation S promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 6.   SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management.

Results of Operations and Going Concern

We incurred a net loss of $1,087,289 for the year ended March 31, 2015, ( 2014 - $232,956).   We do not anticipate having a positive net income in the immediate future.  Net cash used by operations for the year ended March 31, 2015 was $252,077.   These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage, in accordance with ASC 9:115 and has not yet realized profitable operations and has relied on non-operational sources to fund operations.    In addition, as of March 31, 2015, the Company has a working capital deficiency of $845,406 (March 31, 2014 - $434,263) and has accumulated deficit of $1,809,373 (March 31, 2014 - $722,084).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.   The company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.   These circumstances raise substantial doubt as to the ability of the company to meet its obligations as they come due and accordingly, the appropriateness, ultimately, of the use of accounting principles applicable to a going concern.   The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations for the year ended March 31, 2015 compared to the year ended March 31, 2014

Operating Expenses

The operating expenses increased in 2015 ($1,087,289) versus 2014 ($232,956) by $854,333 as the Company initiated the process of developing a demonstration production facility.   By initiating this process extra research and development fees ($43,222), facility occupancy costs ($26,634) were incurred.   In addition, extra professional fees ($532,577) were incurred as part of the process for becoming a company registered with the SEC.  The Management and contract fees were eliminated and compensation was in the form of stock based compensation which amounted to $324,916 in 2015 versus actual fees paid of $120,000 in 2014.

Net Income (Loss)

We recognized a net loss of $1,087,289 for the year ended March 31, 2015 as compared to a net loss of $232,956 for the same period of 2014.   Changes in net income (loss) are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $252,077 and $207,105 for the years ended March 31, 2015 and 2014, respectively.  The increase is mainly attributable to the commencing the development of the demonstration production facility, the costs associated with raising new equity and the costs associated with becoming a public company.

We had negative working capital of $845,406 as of March 31, 2015 compared to $434,263 as of March 31, 2014.

The current level of development activity necessitates a cash requirement of approximately $20,000 monthly.   The Company anticipates it will require a further $875,000 to continue with the implementation of the business plan.

We do not have any material commitments for capital expenditures.   However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to the amount required to fund our present operation.

The execution of the business plan has been put on hold as there has been a delay in the allocation of the trading symbol.   The receipt of the symbol is necessary to facilitate the raising of capital in order to implement the business plan.   In order to preserve the corporate assets while waiting on the allocation of the trading symbol management employment contracts have been amended in order to eliminate the expenditure and operations have been scaled back to operate within the resources available.

Additional Financing

Additional financing is required to continue operations.   As of June 6, 2014 the Company closed a Private Placement in the amount of $647,860 ($328,180 was raised by March 31, 2014 and was classified as Equity to be issued on the March 31, 2014 financial statements).

On October 22, 2014, a consultant was issued 6,700 units in settlement of a debt owed in the amount of USD$10,050 ($11,256), each unit comprised of one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant is exercisable at USD$1.50 ($1.74) per share within twenty-four (24) months of the date of issuance.

In November 2014, the Company initiated a further private placement of units at USD$1.50 per unit, each unit comprising one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant will be exercisable at USD$2.00 per share for a period of twenty-four months.  The Company raised USD$26,550 ($30,000) in subscription proceeds.

The Company intends to undertake a registration with the SEC to complete a public offering to raise at least USD$1 Million as soon as practical after a trading symbol has been allocated by FINRA.

The Company additionally plans to undertake a funding application with the AgriInnovation Program (through the Canadian Department of Agriculture) for funding under a repayable loan program for up to $2 Million in matching funds.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

As shown in the financial statements, the Company incurred a net operating loss of $1,087,289 for the year ended March 31, 2015, (2014 Net Loss of $232,956).    The Company’s current liabilities exceed its current assets by $845,406 as of March 31, 2015.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis by raising additional funds through debt or equity financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2015 financial statements regarding concerns about our ability to continue as a going concern.   Our financial statements contain additional notes and disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

The financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) applied on a consistent basis.   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.
We have identified the policies below as critical to our business operations and the understanding of our financial statements.  A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to the Financial Statements.

Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could materially differ from these estimates.

Cash and Cash Equivalents

The company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

Please see note 8 of the accompanying financial statements.

Fair Value of Financial Instruments

Please see note 11 of the accompanying financial statements.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  Potentially dilutive securities which were not included in diluted weighted average shares for the years ended March 31, 2015 and 2014 consist of outstanding options (505,000 and nil) respectively and outstanding warrants (940,083 and nil) respectively.

Stock-Based Compensation

Please see note 7c of the accompanying financial statements.

Recent Accounting Pronouncements

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)

We have audited the accompanying balance sheets of Algae Dynamics Corp. as of March 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ (deficiency), and cash flows for each of the years in the two year period ended March 31, 2015. Algae Dynamics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algae Dynamics Corp. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s operating losses, negative working capital, and an accumulated deficit raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP Chartered Accountants Licensed Public Accountants

Toronto, Canada
June 16, 2015

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Balance Sheets
(Stated in Canadian Dollars)

	As at March 31,	As at March 31,
	2015	2014

ASSETS

Current Assets
Cash	$3,084	$64,674
Prepaid expenses	5,519	12,124
Amounts receivable from shareholder (Note 10)	29,967	-
Amounts receivable	10,046	7,875
Total Current Assets	48,616	84,673

Equipment and leasehold improvements (Note 4)	77,500	33,318

Intangible assets (Note 5)	15,970	7,141

Total Assets	$142,086	$125,132

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$161,877	$87,530
Advances from shareholders (Note 6)	367,267	431,406
Warrant liability (Note 7b)	364,878	-
Total Current Liabilities	894,022	518,936

STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 7a), $Nil par value, unlimited amount authorized, 9,256,410 issued and outstanding as of March 31, 2015, (2014 - 8,606,250)	542,323	100
Additional paid in capital (Note 7c)	324,916	-
Warrants (Note 7b)	190,198	-
Equity to be issued (Note 7a)	-	328,180
Accumulated deficit	(1,809,373)	(722,084)
Total Stockholders' (Deficiency)	(751,936)	(393,804)

Total Liabilities and Stockholders' (Deficiency)	$142,086	$125,132

Going Concern (Note 1)
Commitments and Contingencies (Note 9)

These financial statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Statements of Operations and Comprehensive Loss
(Stated in Canadian Dollars)

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014

OPERATING EXPENSES
Amortization expense (Note 4)	$20,338	$6,737
Business development	25,145	14,575
Management and contract fees	-	120,000
Occupancy costs	41,470	14,836
Office and general	18,915	7,218
Professional fees (Note 7b)	582,564	49,987
Research and development	46,228	3,006
Stock based compensation (Note 7c)	324,916	-
Telephone and internet services	14,802	9,195
Travel	12,911	7,402
Total Operating Expenses	1,087,289	232,956

Net Loss and Comprehensive Loss for the Year	$1,087,289	$232,956

Net loss per common share -
basic and diluted	$0.12	$0.03

Weighted average common shares
outstanding - basic and diluted	9,238,710	8,668,418

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Statements of Stockholders' Equity (Deficiency)
(Stated in Canadian Dollars)

	Common	Common		Additional
	Shares	Shares		Paid in	Equity to	Accumulated	Stockholders'
	Number	Amount	Warrants	Capital	be Issued	Deficit	(Deficency)

March 31, 2013	8,606,250	$100	$-	$-	$-	$(489,128)	$(489,028)

Unit subscriptions	-	-	-	-	328,180	-	328,180
received
Net loss and
comprehensive loss
for the year	-	-	-	-	-	(232,956)	(232,956)
March 31, 2014	8,606,250	$100	$-	$-	$328,180	$(722,084)	$(393,804)
Unit subscriptions
issued (Note 7a)	625,160	689,116	-	-	(328,180)	-	360,936
Units issued (Note 7a)			-	-	-	-	-
Valuation of
warrants (Note 7b)	-	(171,308)	171,308	-	-	-	-
Warrants granted	-
for sevices (Note 7b)		-	19,290	-	-	-	19,290
Unit issue costs	-	(1,100)	(400)	-	-	-	(1,500)
Warrants exercised	25,000	1,113	-	-	-	-	1,113
Warrant liability
valuation transferred
on exercise	-	32,675	-	-	-	-	32,675
Stock options (Note 7c)	-	-	-	324,916	-	-	324,916
Valuation of warrants
classified as warrant
liabilities	-	(8,273)	-	-	-	-	(8,273)
Net loss and
comprehensive loss
for the year	-	-	-	-	-	(1,087,289)	(1,087,289)
March 31, 2015	9,256,410	$542,323	$190,198	$324,916	$-	$(1,809,373)	$(751,936)

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Statements of Cash Flows
(Stated in Canadian Dollars)

	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014

Operating activities

Net loss for the year	$(1,087,289)	$(232,956)
Items not affecting cash
Amortization	20,338	6,737
Stock based compensation (Notes 7b and 7c)	733,486	-
Units issued in settlement of debt (Note 7a)	11,256	-

Change in non-cash operating assets and liabilities
Prepaid expenses	6,605	(12,124)
Accounts receivable	(10,820)	(4,262)
Accounts payable	74,347	35,500
Net cash flows used in operating activities	(252,077)	(207,105)

Financing activities
Advances from shareholders	(94,107)	5,833
Unit subscriptions received	349,680	303,180
Unit issue costs	(1,500)	-
Warrants exercised	1,113	-
Net cash flows from financing activities	255,186	309,013

Investing activities
Investment in equipment and leasehold improvements	(55,870)	(40,055)
Investment in patents	(8,829)	(1,180)
Net cash flows used in investing activities	(64,699)	(41,235)

Net change in cash	(61,590)	60,673
Cash position - beginning of year	64,674	4,001

Cash position - end of year	$3,084	$64,674

The accompanying notes are an integral part of these financial statements

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

1.)	Nature of the Business and Going Concern

Algae Dynamics Corp. (the “Company”) was incorporated under the Canada Business Corporations Act on October 7, 2008 as Converted Carbon of Canada Corp.  On November 19, 2010, the Company amended its Articles of Incorporation to change its name to Converted Carbon Technologies Corp. and a further amendment was approved by the shareholders on August 28, 2014 to change the name to Algae Dynamics Corp.

The Company is a nutrient ingredient company and has developed a scalable Pure-BioSilo™ for sanitary cultivation of microalgae targeted to the functional food and beverage additives and supplement markets.  The Company’s planned principal operations are the design, engineering and manufacturing of a proprietary algae cultivation system for the high volume production of pure contaminant-free algae biomass.  The Company is currently conducting research and development activities to operationalize certain technology currently in the allowed patent application stage, so it can produce pure contaminate-free algae biomass.

During the year ended March 31, 2014, the Company secured a research facility in Mississauga, Ontario, which houses all of its employees and research and development activities.  The Company is also in the process of raising additional equity capital to support the completion of its development activities to begin production of pure contaminate-free algae biomass as soon as possible.

The Company filed a Form S-1 registration Statement with the U.S Securities and Exchange Commission (SEC) as an initial registration of common shares.  The registration was declared effective by the SEC on November 21, 2014.

The Company’s activities are subject to significant risks and uncertainties, including failing to obtain patents and failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of March 31, 2015, the Company has a working capital deficiency of $845,406 (2014 - $434,263) and an accumulated deficit of $1,809,373 (2014 - $722,084).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014
2.) Presentation of Financial Statements

Basis of Presentation

The financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 2015 have been included.

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with US GAAP and the Company’s functional and reporting currency is the Canadian dollar.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10 “ASU 2014-10” to eliminate certain financial reporting requirements for development stage entities.  The amendments in ASU 2014-10 remove the incremental financial reporting requirements from US GAAP for development stage entities, including the presentation of inception-to-date information in the statements of income, cash flows and shareholder equity, and disclosure of the financial statements as those of a development stage entity.  The Company has chosen to early adopt these amendments effective for its fiscal year ended March 31, 2013 and onwards.

Use of Estimates and Assumptions

The preparation of the financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual amounts could materially differ from these estimates.  The significant areas requiring the use of management estimates are related to the valuation of deferred taxes, stock based compensation, warrants, and intangible assets.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

3.)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.   As at March 31, 2015 and March 31, 2014 there were no cash equivalents.

Prepaid Expenses

Prepaid expenses consist of services paid, for which the Company has not yet received the benefit.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

3.)	Summary of Significant Accounting Policies (continued)

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated amortization and accumulated impairment losses.  Cost includes expenditures that are directly attributable to the acquisition of the asset.  Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured reliably.  The carrying amount of an asset is derecognized when replaced.

Repairs and maintenance costs are charged to the statements of operations, during the year in which they are incurred.

Amortization is provided for over the estimated useful life of the asset as follows:

Computer equipment                                                                30% on a declining balance
Production equipment                                                              20% on a declining balance

Leasehold improvements are amortized over the term of the lease or useful life of the improvements, whichever is shorter, which is currently 5 years.

Useful lives and residual values are reviewed and adjusted, if appropriate, at the end of each reporting period.  An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.  The cost and accumulated amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

Intangible Assets

Intangible assets are comprised of patents.  Patents represent capitalized legal costs incurred in connection with applications for patents.  In-process patents are not amortized.  All patents subject to amortization are amortized on a straight line basis over an estimated useful life.  The Company regularly evaluates patents and patent applications for impairment or abandonment, at which point the Company charges the remaining net book value to expenses.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying amount exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

3.)	Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs include costs directly attributable to the conduct of research and development programs, including the cost of consulting fees, materials, supplies, and the maintenance of research equipment.  All costs associated with research and development are expensed as incurred.  The approved refundable portion of tax credits are netted against the related expenses.  Non-refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes.  Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it.

Stock-based Compensation

The Company uses the fair value based method of accounting for all its stock-based compensation in accordance with FASB Accounting Standards Codification ("ASC") ASC 718 “Compensation – Stock Compensation”. The estimated fair value of the options and warrants that are ultimately expected to vest based on performance related conditions, as well as the options and warrants that are expected to vest based on future service, is recorded over the instrument’s requisite service period and charged to stock-based compensation.  In determining the amount of options and warrants that are expected to vest, the Company takes into account, voluntary termination behavior as well as trends of actual option and warrant forfeitures. Stock options and warrants which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and re-measured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.   Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply when the asset is realized or the liability is settled.   The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs.  Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

FASB issued ASC 740-10 “Accounting for Uncertainty in Income Taxes”.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  The implementation of this standard had no impact on the Company’s financial statements.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

3.)	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.   Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.   The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level  1  – unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 – inputs other than quoted prices that are observable for the asset or liability or indirectly; and
Level  3  – inputs that are not based on observable market data.

The carrying amounts of the Company’s financial instruments including cash, amounts receivable, accounts payable and accrued liabilities and advances from shareholders approximate their fair values due to their short-term nature.  Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks from these financial instruments.

The Company’s equity-linked financial instruments reflected as warrant liability on the balance sheet represent financial liabilities classified as Level 3 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrant liability which is not traded in an active market has been determined using the Black-Scholes option pricing model based on assumptions that are not supported by observable market conditions.

Loss per Share

Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including warrants and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive.  In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  Accordingly, for the years ended March 31, 2015 and 2014, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances.   The net loss is equivalent to the comprehensive loss for the periods presented.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

3.)	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on the Company’s Financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.)	Equipment and Leasehold Improvements

		March 31, 2015		March 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Computer equipment	$3,558	$1,459	$1,865	$560
Production equipment	67,367	17,831	27,236	5,447
Leasehold improvements	33,649	7,784	10,954	730
Total	$104,574	$27,074	$40,055	$6,737

Net carrying amount		$77,500		$33,318

During the year ended March 31, 2015, the Company recorded total amortization of $20,338 (2014 - $6,737) which was recorded to amortization expense on the statements of operations.

5.)	Intangible Assets

The Company has patents and patents pending with a cost of $15,970 as at March  31, 2015 (2014 - $7,141) that are not currently being amortized and accordingly, the Company did not record amortization expense relating to its intangible assets for the years ended March 31, 2015 and 2014.

6.)	Advances from Shareholders

As at March 31, 2015, the Company had received cumulative working capital advances in the amount of $367,267 (2014 - $431,406) from two shareholders who are also officers and directors of the Company.   These advances are unsecured, non-interest bearing and payable upon demand.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

7.)	Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On June 6, 2014, the Company closed a private placement for gross proceeds of $647,860 of which $328,180 was received as at March 31, 2014 and reflected as equity to be issued.  Pursuant to the private placement, the Company issued 556,118 units at $1.12 per unit for gross proceeds of $622,860 and 44,642 units at $0.56 per unit for gross proceeds of $25,000, with each unit comprised of one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant is exercisable at $1.68 per share within the first twelve months of the close of the private placement and $2.24 per share for the second twelve month period to expiration.  Immediate family members of management subscribed for 57,000 units for gross proceeds of $63,840 pursuant to this private placement.

On October 22, 2014, a consultant was issued 6,700 units in settlement of a debt owed in the amount of USD$10,050 ($11,256), each unit comprised of one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant is exercisable at USD$1.50 ($1.90) per share within twenty-four months of the date of issuance.

On November 24, 2014, the Company closed a further private placement for gross proceeds of $30,000.  Pursuant to the private placement, the Company issued 17,700 units at USD$1.50 ($1.695) per unit for gross proceeds of $30,000, each unit comprising one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant is exercisable at USD$2.00 ($2.54) per share until November 30, 2016.

Additionally, on November 22, 2014, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.046) per warrant for total cash proceeds of USD$1,000 ($1,113).

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

7.) Capital Stock (continued)

(b) Warrants

As at March 31, 2015, the following warrants were outstanding:

Expiry Date	Number of Warrants	Number of Warrants Exercisable	Weighted Average Exercise Price	Grant Date Fair Value Equity	Fair Value at March 31, 2015 of Vested Warrants - Liability
June 6, 2016	300,383	300,383	$1.68 *	$170,908	$-
June 7, 2016	5,000	5,000	$1.12	3,180	-
June 6, 2017	22,500	22,500	$1.12	16,110	-
April 1, 2017	600,000	275,000	USD $0.04	-	356,675
			$(0.051)
October 22, 2016	3,350	3,350	USD $1.50	-	1,990
			$(1.90)
November 30, 2016	8,850	8,850	USD $2.00	-	6,213
			$(2.54)
	940,083	615,083	$0.63	$190,198	$364,878

*Exercisable at $1.68 during the first year and at $2.24 during the second year.

i)
In connection with a private placement offering completed during the year ended March 31, 2015, the Company granted an aggregate of 300,383 share purchase warrants each exercisable into one common share at $1.68 during the first year and at $2.24 during the second year.  The fair value of the warrants at the date of grant of $171,308 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 173%; risk free interest rate of 1.06%; and expected term of 2 years.

ii)	In connection with a second private placement offering completed during the year ended March 31, 2015, the Company granted an aggregate of 8,850 share purchase warrants each exercisable into one common share at USD$2.00 ($2.54) until November 30, 2016. The fair value of the warrants at the date of grant of $6,213 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.02%; and expected term of 2 years.

iii)
During the year ended March 31, 2015, the Company also issued 27,500 warrants to consultants of the Company valued at $19,290 of which 22,500 warrants were granted to an officer of the Company for consulting services.  The compensation expense has been included in professional fees on the statements of operations.  Each warrant entitles the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance.  The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions:  expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014
7.) Capital Stock (continued)

(b) Warrants (continued)

iv)
In connection with a consulting agreement (see Note 9), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.051) at any time prior to April 1, 2017.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($317,075) raised in an offering, fully vesting upon USD$1,500,000 ($1,902,450) being raised.  The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

For the year ended March 31, 2015, the Company recorded $240,000, (2014 - $Nil ) as compensation expense for warrants issued to a consultant for service, plus a market adjustment for the year ended March 31, 2015 of $149,350 (2014 - $Nil). This expense was recorded as professional fees on the statements of operations and comprehensive loss. The Company also recorded $2,060 as the grant date fair value of warrants issued in settlement of debt and $6,213 as the grant date fair value of warrants issued as part of an issuance of units, net of a market adjustment for the year ended March 31, 2015 of $70. This was recorded to professional fees on the statements of operations and comprehensive loss.

v)
In connection with the unit issuance completed October 22, 2014 in settlement of debt, the Company granted 3,350 share purchase warrants exercisable into one common share at USD$1.50 ($1.90) per share for a period of 2 years from the date of issuance.  The fair value of the warrants at the date of grant of $2,060 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 0.99%; and expected term of 2 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity's functional currency should not be classified as equity. As a result, warrants with a USD exercise price have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statements of operations and comprehensive loss.

As at March 31, 2015, the fair value of the 612,200 warrants exercisable in USD, remaining after the exercise of 25,000 warrants, was $786,403 which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 118%; risk-free interest rate of 0.52% and expected term of 2 years.  Of this amount, $364,878 was reflected as a liability as at March 31, 2015, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at March 31, 2015.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

7.)	Capital Stock (continued)

(b) Warrants (continued)

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 11).  The Company’s computation of expected volatility during the year ended March 31, 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the "Plan") includes stock options in which some options vest based on continuous service.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant

During the year ended March 31, 2015, 505,000 options were granted to officers, employees and consultants of the Company (2014 - $Nil). The exercise price of these options is $1.73.  Of this grant, 420,000 options vest as to one-third on the date of grant and one-third vesting on each of the first anniversary and the second anniversary of the grant date; 60,000 options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date; and 25,000 options vested immediately.  Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  The grant date fair value of these options was estimated as $1.18 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 144%; expected risk free interest rate of 1.39%; and expected term of 5 years.

The total number of options outstanding as at March 31, 2015 was 505,000 (2014 – nil). The weighted average grant date fair value of options granted during the year ended March 31, 2015 was $1.18 (2014 - $Nil).  The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,388,461 as at March 31, 2015 (2014 – n/a).

The Company’s computation of expected volatility during the year ended March 31, 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

For the year ended March 31, 2015, the Company recorded $324,916 (2014 - $nil) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service.  This expense was recorded as stock based compensation on the statements of operations and comprehensive loss.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

7.) Capital Stock (continued)

(c) Stock-based compensation

The activities in options outstanding are as noted below:

	Number of Options Granted	Weighted Average Exercise Price
Balance, March 31, 2013 and 2014	-	-
Granted	505,000	1.73
Balance, March 31, 2015	505,000	$1.73

The following table presents information relating to stock options outstanding and exercisable at March 31, 2015.

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.73	505,000	4.70	195,000	$1.73	4.70

8.)	Income Taxes

The following table reconciles the income tax benefit at the Canadian statutory rate to income tax benefit at the Company’s effective tax rates.

	2015	2014
Loss before income taxes	$(1,087,289)	$(232,956)
Statutory tax rate	26.5%	26.5%
Expected income tax (recovery)	$(288,000)	$(62,000)
Non-deductible items	197,000	1,000
Change in valuation allowance	91,000	61,000
Total income taxes (recovery)	$-	$-

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014
8.) Income Taxes (continued)

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases for financial reporting purposes.   Deferred tax assets as at March 31, 2015 and 2014 are comprised of the following:

	2015	2014
Net operating loss carry forwards	$242,000	$187,000
Equipment and leasehold improvements	30,000	-
Valuation allowance	(272,000)	(187,000)
Net deferred tax asset	$-	$-

The Company has net operating loss carry forwards of approximately $913,000 (2014 - $706,000) which may be carried forward to apply against future year income for Canadian income tax purposes, subject to final determination by taxing authorities, expiring in the following years:

Expiry
2029	$65,000
2030	83,000
2031	28,000
2032	81,000
2033	91,000
2034	242,000
2035	323,000
Total	$913,000

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determined that future taxable profits will be available against which the Company can utilize such deferred tax assets.  Tax years 2009 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject.  The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.  The Company has non-refundable tax credits as at March 31, 2015 of $5,449 (2014 - $5,449) which expire in the year 2031.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

9.)	Commitments and Contingencies

The Company entered into a five (5) year operating lease for office and production facilities.  The lease commenced on December 1, 2013 and expires on November 30, 2018.  The base monthly rental is $1,362 plus the Company’s estimated portion of property taxes and operating expenses which are currently $804 per month.  The future commitments pursuant to this lease arrangement, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2016	$25,732
2017	25,732
2018	26,064
2019	17,376

For the year ended March 31, 2015, rental expenses related to this lease were $25,732 (2014 – $6,427).

On March 11, 2014, and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  The Company and Connectus, Inc. intend to extend the contract until all efforts to complete the capital raise have been completed.  Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company.  Each warrant is exercisable at USD$0.04 ($0.051) per share for a period of three years.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($317,075) raised in an offering, fully vesting upon USD$1,500,000 ($1,902,450) being raised.  On November 21, 2014, 25,000 of the vested warrantswere exercised.  During the year ended March 31, 2015, the President of the Consultant became a director of the Company.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

9.) Commitments and Contingencies (continued)

On April 23, 2014, the Company entered into employment agreements with three officers of the Company effective July 1, 2014.  The initial contracts contain minimum aggregate commitments of approximately $427,000 per year for three years and additional contingent payments of up to approximately $600,000 in aggregate upon the occurrence of a change of control.  As a triggering event has not taken place, the contingent payments have not been reflected in these financial statements.   If employment is terminated by the Company other than upon a change of control or for just cause, the officers will be entitled to an amount equal to twelve months compensation including benefits, which shall be increased by one month for each full year of service completed.  The employment agreements were amended whereby any salary from the commencement of the employment agreements has been waived until such a time when the Company is able to raise additional financing.  Salaries will be earned based upon the Company’s success in raising future capital in accordance with the following schedule:

Cumulative Funds Raised1	Effective Monthly Salary %
$100,000	10.0%
$175,000	15.0%
$250,000	25.0%
$375,000	37.5%
$500,000	50.0%
$750,000	62.5%
$1,000,000	75.0%
$1,250,000	87.5%
$1,500,000	100.0%

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

10.) Related Party Transactions

Included in accounts payable and accrued liabilities as at March 31, 2015 is $52,030 (2014 - $64,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

Amounts receivable from shareholder as at March 31, 2015 of $29,967 (2014 - $Nil) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 9).  The amount receivable is unsecured, non-interest bearing and repayable upon demand.

Management fees and consulting fees in the amount of $363,750 were waived by the officers of the Company during the year ended March 31, 2015. See also Notes 6, 7a, 7c and 9.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014
11.)  Financial Instruments

(a)  Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at March 31, 2015, the Company had cash of $3,084 (2014 - $64,674) to settle current liabilities of $894,022 (2014 - $518,936). All of the Company's financial liabilities other than the warrant liability of $364,878 have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000.  As at March 31, 2015, the Company held $3,084 (2014 - $64,674) with a major Canadian chartered bank.

(c)	Foreign exchange risk

The Company principally operates within Canada.  The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars.  Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.  See also Note 11 (e).

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

11.) Financial Instruments (continued)

(d)	Interest rate risk

The Company does not have any interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

 (e)  Derivative liability – warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 7(b).  The warrants have an exercise price of USD$0.04 ($0.051).  The warrants are exercisable at any time prior to April 1, 2017.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with the settlement of a vendor’s account, the Company granted warrants to purchase up to 3,350 common shares of the Company as disclosed in Note 7(b).  The warrants have an exercise price of USD$1.50 ($1.90).   The warrants are exercisable at any time prior to October 22, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with a private placement, the Company granted warrants to purchase up to 8,850 common shares of the Company as disclosed in Note 7(b).  The warrants have an exercise price of USD$2.00 ($2.54).  The warrants are exercisable at any time prior to November 30, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other that the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability – Warrants	$364,878	$-	$-	$364,878

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2015 and 2014

11.)                  Financial Instruments (continued)

(e)  Derivative liability – warrant liability (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the years March 31, 2015 and March 31, 2014:

	March 31,	March 31,
	2015	2014
Balance at beginning of year	$-	$-
Additions to derivative instruments, recognized in earnings as professional fees (Note 7(b)(iv))	240,000	-
Additions to derivative instruments as a result of issuance in settlement of debt (Note 7(b)(v))	2,060	-
Additions to derivative instruments as a result of issuance of units (Note 7(b)(ii))	6,213	-
Derivative instruments exercised	(32,675)	-
Change in fair market value, recognized in operations as professional fees	149,280	-
Balance at end of year	$364,878	-

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), expected volatility, risk free rate, expected dividend rate and expected estimated life.  The Company estimated the value of the warrants using the Black-Scholes model.  There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the years ended March 31, 2015 and 2014.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at March 31, 2015:

March 31,
2015
Number of shares underlying the warrants	612,200
Fair market value of the stock	$1.34
Exercise price	USD$0.076 ($0.097)
Expected volatility	118%
Risk-free interest rate	0.52%
Expected dividend yield	0%
Expected warrant life (years)	2.00

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3. Effective controls over the control environment have not been fully implemented. Specifically management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only one independent member. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

The Company has initiated a program to address these weaknesses, specifically the Company has implemented a Code of Business Ethics and Conduct policy, Equal Opportunity policy, Freedom from Harassment policy, Substance Abuse policy and a Whistleblower policy.   In addition, the Company has constituted an Audit Committee, consisting of two non-management directors with the Independent Director as the Chair.

To address the material weaknesses identified, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in internal controls.
No change in our system of internal control over financial reporting occurred during the period covered by this report, the year ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Ramsay	President and Director	55	March 31, 2009
Richard Rusiniak	Chief Executive Officer and Director	66	March 31, 2009
Ross Eastley	Chief Financial Officer and Director	67	February 11, 2011
Blair Mullin	Director	61	August 28, 2014
Cameron McDonald	Director	49	August 28, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Paul Ramsay (BBA) - Co-Founder, Chairman & President

Mr. Ramsay has served as President of the Company since its founding in 2008 (formally appointed March 31, 2009).  He has over 25 years of business development and management experience.  He was the Co-founder  and former CEO and VP Business Development of Cymat Corp, (TSX: CYM) with a market valuation over $150 million upon his resignation in 2002.  He was instrumental in securing the Stabilized Aluminum Foam (SAF) license from Alcan International Ltd.  He successfully negotiated a $10 Million technology development program with Industry Canada (TPC).  He participated in the completion of $25 million in financing with financial institutions. Mr. Ramsay also introduced and sold several newly developed products to major corporations.

Mr. Ramsay’s qualifications to serve of the Board include over 25 years of business experience and his experience as a founder, and seller, of companies, and his experience with the Company since its founding.

Richard Rusiniak   (Mechanical Engineer) - Co-Founder, Director & CEO

Mr. Rusiniak has served as Chief Executive Officer of the Company since its founding in 2008 (formally appointed March 31, 2009).  He has over 30 years of management, design and process experience.  He was the Co- founder and former President, CFO, and CTO of Cymat Corp (TSX: CYM) with a market valuation over $150 million upon his resignation in 2002.   He negotiated an Aluminum Foam Manufacturing licence with Alcan International Ltd., and successfully commercialized the technology. He prepared full documentation and completed a $10 Million technology development program with Industry Canada (TPC).  He participated in the completion of $25 million in financing with financial institutions. From 1978 to 1988, he was project manager with Long Manufacturing, as well as The Ontario Research Foundation (Ortech). Projects on which he has consulted include NASA’s Zero Gravity Program, Atomic Energy of Canada’s Re-tubing Program and Hawker Siddeley’s Bi-Level GO Train Modularization.

Mr. Rusiniak’ s qualifications to serve on Algae Dynamics’ board of directors include his years of managerial experience and technology and engineering experience and his experience with the Company since its founding.

Ross Eastley (CA) – Director & CFO

Since 2009 (formally appointed February 11, 2011) Mr. Eastley has been the Chief Financial Officer of the Company. Prior to that, he was CEO for the Canadian Society of Immigration Consultants (CSIC) from 2006 – 2009. Mr. Eastley reported to a nine-member Board, responsible for strategic planning, corporate communications, initial regulatory functions, creation of the staffing structure and management of legal processes. Former V P/Controller for Brandon  University.

Mr. Eastley’s qualifications to serve on the Board include his over 30 years of accounting and CFO experience in both private and public sector organizations as well as serving as an executive Board member on a number of Boards for in excess of 20 years.

Blair Mullin (BA, MBA) - Director

Mr. Mullin’s principal occupation during the past five years includes managing various funds and providing management consulting services including Managing Partner of Apollo Ventures, LLC, Aldercreek Capital LLC and Apollo Marketing LLC, which provide investment capital to emerging companies. He is also President & CEO of Connectus Inc., which provides advisory services to emerging companies. Previously, Mr. Mullin served as consultant to and then CFO of DRS Inc. from  2010 to 2012; as President & CEO of Samarium Group Corporation (now Samaranta Mining Corporation) from 2009 to 2010; as Chief Financial Officer of Zi Corporation from 2006 to 2009; as Chief Financial Officer of Homax Products Inc from 2005 to 2006; as Interim Vice President Finance of Yakima Products Inc. in 2005. From 2003 to 2005, Mr. Mullin served as consultant to numerous clients engaged in manufacturing. In addition, he was a Partner in Tatum Partners (later Tatum LLC), a national executive services firm, from 2003 to 2010. From 2001 to 2003, Mr. Mullin was President and CEO of Blair Mullin & Associates, Inc., a consulting firm. From 2000 to 2001, Mr. Mullin served as President and Chief Operating Officer of International DisplayWorks, Inc., which was a successor company to Morrow Snowboards, Inc., where he served as President and CFO from 1997 to 2000. Mr. Mullin holds an MBA from University of Western Ontario and BA from Wilfrid Laurier University, in Canada.  Mr. Mullin also serves on the Board of Directors of Greatland Power Corporation, a privately-held independent power producer.

Mr. Mullin’s qualifications to serve on Algae Dynamics’ board of directors include his 25 years of managerial experience and his experience as chief financial officer of public and private companies, Mr. Mullin is the Board’s finance and accounting expert. Mr. Mullin also brings several years of public company corporate  governance experience to the Board.

Cameron McDonald (BA, BSc, MBA Finance & Accounting, CFA) - Director

Mr. McDonald has since 2009 been the founder, CEO of Global SeaFarms Corporation. Public listing by way of RTO on the Canadian National Stock Exchange “CNSX”.  He was an Investment Banker with Canaccord Adams, Montreal, Quebec (now Canaccord Genuity) from 2004 to 2009.  He was part of the number one ranked technology investment banking deal team in Canada in 2006 and 2007.  Over $500M of Canaccord lead TSX and AIM IPOs.  Over $500M of Canaccord follow-on public offerings.  He was advisory to an $110M Amex listed SPAC transaction – due diligence and transaction structuring.   He was an Account Manager with Business Development Bank of    Canada from 1995 to 1998.  Administered a portfolio of 40 companies.   He is a Certified Financial Analyst “CFA” and passed the Partners, Directors, and Officers Qualifying Exam in 2006.

Mr. McDonald’s qualifications to serve on the Company’s Board include his years of finance and management experience and his experience as a founder and CEO of Global SeaFarms Corporation.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any events requiring disclosure under Item 401(f) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation –

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.
In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o 37 – 4120 Ridgeway Drive, Mississauga, Ontario L5L 5S9

Board Leadership Structure and Role on Risk Oversight

Paul Ramsay currently serves as the Company’s President and Chairman.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Committees of the Board

The Board has constituted an Audit Committee consisting of two non-management directors. The full Board currently conducts the duties of the Compensation Committee and the Nominating Committee.

Audit Committee

The Audit Committee consists of Cameron McDonald and Blair Mullin, both non-management directors. Mr. Cameron was elected Chair and is an independent Director.

ITEM 11.   EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	our President;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended March 31, 2015 and 2014; and

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option based Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Ramsay,	2015	$Nil	Nil	Nil	$142,200	Nil	Nil	Nil	$142,200
President and Director. (1)	2014	N/A	N/A	N/A	N/A	N/A	N/A	$50,000	$50,000

Richard Rusiniak,	2015	$Nil	Nil	Nil	$142,200	Nil	Nil	Nil	$142,200
Chief Executive Officer and Director(2)	2014	Nil	Nil	Nil	Nil	Nil	Nil	$50,000	$50,000

Ross Eastley,	2015	Nil	Nil	Nil	$94,800	Nil	Nil	Nil	$94,800
Chief Financial Officer and Director(3)	2014	N/A	N/A	N/A	N/A	N/A	N/A	$20,000	$20,000

(1)	Mr. Ramsay was appointed the President and a Director of our company on March 31, 2009.
(2)	Mr. Rusiniak was appointed the Chief Executive Officer and a Director of our company on March 31, 2009.
(3)	Mr. Eastley was appointed the Chief Financial Officer and Director of our company on February 11, 2011.
(4)	Calculated based on the Black-Scholes model at the grant date.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Paul Ramsay –  Employment Agreement as amended changing the salary effectiveness start time.

On March 17, 2014, we entered into an amended employment agreement with Paul Ramsay (the "Ramsay Employment Agreement"), effective in accordance with the schedule for salary effectiveness which follows,  this amended the terms of the initial Employment  Agreement between Mr. Ramsay and the Company that became effective on July 1, 2014.

The salary is $120,000 per annum, an annual car allowance of $9,000, a contribution to a RRSP to the maximum allowed contribution not to exceed $30,000 per year plus being able to participate in the benefits program made generally available to the Company Employees and Executives.

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1		Effective Monthly Salary %
1.)	$100,000	10.0%
2.)	$175,000	15.0%
3.)	$250,000	25.0%
4.)	$375,000	37.5%
5.)	$500,000	50.0%
6.)	$750,000	62.5%
7.)	$1,000,000	75.0%
8.)	$1,250,000	87.5%
9.)	$1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

2
Termination as a result of change in control then Mr. Ramsay shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service, 100% salary is $120,000 per annum, an annual car allowance of $9,000, a contribution to a RRSP to the maximum allowed contribution not to exceed $30,000 per year plus being able to participate in the benefit programs made generally available to the Company Employees and Executives.

Richard Rusiniak – Employment Agreement as amended changing the salary effectiveness start time.

On March 17, 2014, we entered into an amended employment agreement with Richard Rusiniak (the "Rusiniak Employment Agreement"), effective in accordance with the schedule for salary effectiveness which follows, this amended the terms of the initial Employment Agreement between Mr. Rusiniak and the Company that became effective on July 1, 2014.

The salary is $120,000 per annum, an annual car allowance of $9,000, a contribution to a RRSP to the maximum allowed contribution not to exceed $30,000 per year plus being able to participate in the benefits program made generally available to the Company Employees and Executives.

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1		Effective Monthly Salary %
1.)	$100,000	10.0%
2.)	$175,000	15.0%
3.)	$250,000	25.0%
4.)	$375,000	37.5%
5.)	$500,000	50.0%
6.)	$750,000	62.5%
7.)	$1,000,000	75.0%
8.)	$1,250,000	87.5%
9.)	$1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

2	Termination as a result of change in control then Mr. Rusiniak shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service.

Ross Eastley – Employment Agreement as amended changing the salary effectiveness start time.

On March 17, 2014, we entered into an amended employment agreement with Ross Eastley (the "Eastley Employment Agreement"), effective  in accordance with the schedule for salary effectiveness which follows, this amended the terms of the initial Employment Agreement between Mr. Eastley and the Company that became effective on July 1, 2014.

The salary is $100,000 per annum,  an annual car allowance of $9,000,  plus being able to participate in the benefits program made generally available to the Company Employees and Executives.

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1		Effective Monthly Salary %
1.)	$100,000	10.0%
2.)	$175,000	15.0%
3.)	$250,000	25.0%
4.)	$375,000	37.5%
5.)	$500,000	50.0%
6.)	$750,000	62.5%
7.)	$1,000,000	75.0%
8.)	$1,250,000	87.5%
9.)	$1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

2	Termination as a result of change in control then Mr. Eastley shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Exercisable options (#) (b)	Number of Securities Underlying Un-exercisable Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Paul Ramsay	43,261	76,739	76,739	$1.73	Note 1	Nil	N/A	Nil	N/A
Richard Rusiniak	43,261	76,739	76,739	$1.73	Note 1	Nil	N/A	Nil	N/A
Ross Eastley	28,841	51,159	51,159	$1.73	Note 1	Nil	N/A	Nil	N/A

1.
If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates.   The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

Options Grants in the Fiscal Year Ended March 31, 2015

There were no stock options exercised during the fiscal year ended March 31, 2015 and the stock options granted and held by our executive officers at the end of the fiscal year ended March 31, 2015 is in accordance with the following table.

EXECUTIVE OFFICERS COMPENSATION
Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Paul Ramsay	Nil	Nil	$142,200(1)	Nil	Nil	Nil	$142,200
Richard Rusiniak	Nil	Nil	$142,200(1)	Nil	Nil	Nil	$142,200
Ross Eastley	Nil	Nil	$94,800(2)	Nil	Nil	Nil	$94,800

(1)
Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 120,000 stock options to Mr. Paul Ramsay and Mr. Rusiniak as Executive Officers of the Company.   The allocation was approved by the Board on December 11, 2014 at an exercise price of $1.73.   The options vest as to one third on the date of grant and one third  vesting on December 11, 2015  and one third vesting on December 11, 2016.   If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates.   The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

(2)
Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 80,000 stock options to Mr. Eastley as an Executive Officer of the Company.   The allocation was approved by the Board on December 11, 2014 at an exercise price of $1.73.   The options vest as to one third on the date of grant and one third  vesting on December 11, 2015  and one third vesting on December 11, 2016.   If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates.   The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

Aggregated Options Exercised in the Fiscal Year Ended March 31, 2015 and Year End Option Values
There were no stock options exercised during the fiscal year ended March 31, 2015 and the stock options granted and held by our directors at the end of the fiscal year ended March 31, 2015 is in accordance with the following table.

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Blair Mullin	Nil	Nil	$35,550(1)	Nil	Nil	Nil	$35,550
Cameron McDonald	Nil	Nil	$35,550(1)	Nil	Nil	Nil	$35,550

(1)
Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 30,000 stock options to Mr. Blair Mullin and Mr. Cameron McDonald as Directors of the Company.   The allocation was approved by the Board on December 11, 2014 at an exercise price of $1.73.   The options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date, the expiry date for the options is five years from the date of the grant.

Re-pricing of Options/SARS
We did not re-price any options previously granted to our executive officers during the fiscal year ended March 31, 2015.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the fiscal year ended March 31, 2015, we did not pay any compensation other than the grant of stock options to our directors as disclosed in this 10-K filing and in our 10-Q filings dated February 18, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Blair Mullin	Nil	Nil	$35,550(1)	Nil	Nil	Nil	$35,550
Cameron McDonald	Nil	Nil	$35,550(1)	Nil	Nil	Nil	$35,550

(1)
Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 30,000 stock options to Blair Mullin and Cameron McDonald as Directors of the Company.   The allocation was approved by the Board on December 11, 2014 at an exercise price of $1.73.   The options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date, the expiry date for the options is five years from the date of the grant.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Potential Payments Upon Termination or Change-in-Control

On April 23, 2014, the Company entered into employment agreements with three officers of the Company effective July 1, 2014.  The initial contracts contain minimum aggregate commitments of approximately $427,000 per year for three years and additional contingent payments of up to approximately $600,000 in aggregate upon the occurrence of a change of control.  As a triggering event has not taken place, the contingent payments have not been reflected in these financial statements.   If employment is terminated by the Company other than upon a change of control or for just cause, the officers will be entitled to an amount equal to twelve months compensation including benefits, which shall be increased by one month for each full year of service completed.  The employment agreements were amended whereby any salary from the commencement of the employment agreements has been waived until such a time when the Company is able to raise additional financing.  Salaries will be earned based upon the Company’s success in raising future capital in accordance with the following schedule:

Cumulative Funds Raised 1	Effective Monthly Salary %
$100,000	10.0%
$175,000	15.0%
$250,000	25.0%
$375,000	37.5%
$500,000	50.0%
$750,000	62.5%
$1,000,000	75.0%
$1,250,000	87.5%
$1,500,000	100.0%

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Ramsay	3,934,230	42.32%
President and Director
Suite 1005, 58 Marine Parade Drive,
Toronto, Ontario, Canada M8V 4G1

Richard Rusiniak	3,934,230	42.32%
Suite 1601, 2285 Lake Shore, Building A,
Toronto, Ontario, Canada M8V 3X9

Ross Eastley	338,203	3.37%
Suite 1103, 99 Harbour Square
Toronto, Ontario, Canada M5J 2H2

Blair Mullin	352,500	3.72%
Director
7185 Joshua Rd.
Oak Hill, CA 92344

Cameron McDonald	15,000	0.16%
# 18 – 5010 Sherbrooke Street West
Westmont, Quebec
Canada H3Z 1H4

Directors and Executive Officers as a Group(1)	8,574,163	92.17%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2015.  As of March 31, 2015, there were 9,256,410 shares of our company’s common stock issued and outstanding.

Change in Control
We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

As at March 31, 2015, the Company had received cumulative working capital advances in the amount of $367,267 (2014 - $431,406) from two shareholders who are also officers and directors of the Company.   These advances are unsecured, non-interest bearing and payable upon demand.

On March 11, 2014, and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  The Company and Connectus intend to extend the contract until all efforts to complete the capital raise have been completed.  Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company.  Each warrant is exercisable at USD$0.04 ($0.051) per share for a period of three years.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($317,075) raised in an offering, fully vesting upon USD$1,500,000 ($1,902,450) being raised.  On November 21, 2014, 25,000 of the vested warrants were exercised.  During the year ended March 31, 2015, the President of the Consultant became a director of the Company.  The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

Included in accounts payable and accrued liabilities as at March 31, 2015 is $52,030 (2014 - $64,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

Amounts receivable from a shareholder as at March 31, 2015 of $29,967 (2014 - $Nil) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 9).  The amount receivable is unsecured, non-interest bearing and repayable upon demand.

Management fees and consulting fees in the amount of $363,750 were waived by the officers of the Company during the year ended March 31, 2015.

Review, Approval or Ratification of Transactions with Related Persons
We have adopted a Code of Business Ethics and Conduct and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Corporate Governance

We currently act with five directors, consisting of Paul Ramsay, Richard Rusiniak, Ross Eastley and Blair Mullin who are not independent, and Cameron McDonald who is independent.

We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.
Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Committees of the Board

The Board has constituted an Audit Committee consisting of two non-management directors. The full Board currently conducts the duties of the Compensation Committee and the Nominating Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by McGovern, Hurley, Cunningham LLP for the fiscal periods shown.

	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
Audit Fees	$41,000	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$18,500	$0
Total	$59,500	$0

Audit fees

Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not under “Audit Fees”.

Tax Fees

The Company does not engage its principal accountant to assist with the preparation or review of the Company’s annual tax filings.

All other Fees

All other fees consist of fees recorded for professional services rendered for the Form S-1.

The Audit Committee has been recently constituted and will pre-approve all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended March 31, 2015.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons
Other than the principal accountant’s full-time, permanent employee was 0%.

PART IV

ITEM 15.   EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K:

 Exhibits:

Exhibit No.	Description
3.1(a)	Articles of Incorporation (incorporated by reference from Exhibit 3.1(a) to our Registration Statement on Form S-1 filed on November 19, 2014).
3.1(b)	Articles of Amendment to Change the Corporation Name (incorporated by reference from Exhibit 3.1(b) to our Registration Statement on Form S-1 filed on November 19, 2014).
3.1(c)
Articles of Amendment to Eliminate Share Transfer Restrictions and effect Reverse Stock Split (incorporated by reference to Exhibit 3.1(c) from our Registration Statement on Form S-1 filed on November 19, 2014).

4.1	Bylaws (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
4.2	Specimen Stock certificate (incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.1	Employment Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.2	Employment agreement with Paul Ramsay (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.3	Employment Agreement with Ross Eastley (incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.4*	Amendment to Employment Agreements with Richard Rusiniak, Paul Ramsay and Ross Eastley
10.5	Lease agreement dated October 29, 2013 with 2725312 Canada Inc. (incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(a)	Advisory Agreement with Connectus Inc. dated March 11, 2014, as amended (incorporated by reference from Exhibit 10.6(a) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(b)	Amendment to Advisory Agreement with Connectus (incorporated by reference from Exhibit 10.6(b) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.7(c)
First Tranche Warrant (initially with Connectus, assigned to Apollo Marketing LLC) (incorporated by reference from Exhibit 10.6(c)) to our Registration Statement on Form S-1 filed on November 19, 2014).

10.7(d)
Second Tranche warrant (initially with Connectus, assigned to Apollo Marketing LLC) (incorporated by reference from Exhibit 10.6(d) to our Registration Statement on Form S-1 filed on November 19, 2014).

10.8(a)	Agreement with Sandra Elsley (incorporated by reference from Exhibit 10.6(d) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.8(b)	Warrant Issued to Sandra Elsley (incorporated by reference from Exhibit 10.6(d) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.9(a)	Stock Incentive Plan-2014 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Paul Ramsay (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(c)	Nonqualified Share Option Agreement with Ross Eastley (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(d)	Nonqualified Share Option Agreement with P. Blair Mullin (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(e)	Nonqualified Share Option Agreement with W. Cameron McDonald (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.10(a)	Release Agreement with Sandra Easley (incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.10(b)	Nonqualified Share Option Agreement with Sandra Easley (incorporated by reference from Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
11.1*	Code of Business of Business Ethics and Conduct Policy
11.2*	Equal Employment Opportunity Policy
11.3*	Freedom from Harassment Policy
11.4*	Substance Abuse Policy
11.5*	Whistleblower Policy
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGAE DYNAMICS CORP.

Date: June 17, 2015	By:	/s/ Richard Rusiniak
Richard Rusiniak
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Ramsay	President and Director	June 17, 2015
Paul Ramsay

/s/ Richard Rusiniak	Chief Executive Officer and	June 17, 2015
Richard Rusiniak

/s/ Ross Eastley	Chief Financial Officer and Director	June 17, 2015
Ross Eastley

/s/ Blair Mullin	Director	June 17, 2015
Blair Mullin

/s/ Cameron McDonald	Director	June 17, 2015
Cameron McDonald