Form 10-Q
period 2015-06-30
Algae Dynamics Corp.
filed 2015-08-14
CIK 1607679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑ No

As of August 11, 2015 there were 9,268,910 shares of the issuer's non par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Balance Sheets
(Stated in Canadian Dollars)
(Unaudited)

	As at June 30,	As at March 31,
	2015	2015

ASSETS

Current Assets
Cash	$11,765	$3,084
Prepaid expenses	4,911	5,519
Amounts receivable from shareholder (Note 10)	30,822	29,967
Amounts receivable	4,832	10,046
Total Current Assets	52,330	48,616

Equipment and leasehold improvements (Note 3)	73,062	77,500

Intangible assets (Note 4)	15,970	15,970

Total Assets	$141,362	$142,086

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$164,144	$161,877
Advances from shareholders (Note 6)	371,126	367,267
Term Loan (Note 5)	30,000	-
Warrant liability (Note 7b)	348,665	364,878
Total Current Liabilities	913,935	894,022

STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 7a), $Nil par value, unlimited amount
authorized, 9,268,910 issued and outstanding
as of June 30, 2015, (March 31, 2015 - 9,256,410)	559,132	542,323
Additional paid in capital (Note 7c)	399,966	324,916
Warrants (Note 7b)	190,198	190,198
Accumulated deficit	(1,921,869)	(1,809,373)
Total Stockholders' (Deficiency)	(772,573)	(751,936)

Total Liabilities and Stockholders' (Deficiency)	$141,362	$142,086

Going Concern (Note 1)
Commitments and Contingencies (Note 9)

These condensed Interim Financial Statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Operations and Comprehensive Loss
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	June 30,	June 30,
	2015	2014

OPERATING EXPENSES
Amortization expense (Note 3)	$4,439	$3,836
Business development	2,703	5,102
Interest	1,631	-
Management and contract fees	-	29,000
Occupancy costs	7,844	10,710
Office and general	668	5,557
Professional fees (Note 7b)	12,989	195,558
Research and development	804	6,207
Stock based compensation (Note 7c)	75,050	-
Telephone and internet services	3,357	2,965
Travel	3,011	6,483
Total Operating Expenses	112,496	265,418

Net Loss and Comprehensive Loss for the Period	$112,496	$265,418

Net loss per common share -
basic and diluted	$0.01	$0.03

Weighted average common shares
outstanding - basic and diluted	9,257,234	8,747,893

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Stockholders' Equity (Deficiency)
(Stated in Canadian Dollars)
(Unaudited)

	Common	Common		Additional
	Shares	Shares		Paid in	Accumulated	Stockholders'
	Number	Amount	Warrants	Capital	Deficit	(Deficency)

March 31, 2015	9,256,410	$542,323	$190,198	$324,916	$(1,809,373)	$(751,936)

Warrants exercised	12,500	596				596
Warrant liability valuation transferred on exercise		16,213				16,213
Stock options (Note 7c)				75,050		75,050
Net loss and comprehensive loss for the period					(112,496)	(112,496)
	9,268,910	$559,132	$190,198	$399,966	$(1,921,869)	$(772,573)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Statements of Cash Flows
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	June 30,	June 30,
	2015	2014
Operating activities

Net loss for the period	$(112,496)	$(265,418)
Items not affecting cash
Amortization	4,439	3,836
Stock based compensation (Notes 7b and 7c)	75,050	158,471

Change in non-cash operating assets and liabilities
Prepaid expenses	608	4,537
Accounts receivable	5,213	(6,195)
Accounts payable	2,267	(12,345)
Net cash flows used in operating activities	(24,919)	(117,114)

Financing activities
Advances from shareholders	3,004	3,651
Term Loan	30,000
Unit subscriptions received	-	319,680
Unit issue costs	-	(1,500)
Warrants exercised	596	-
Net cash flows from financing activities	33,600	321,831

Investing activities
Investment in equipment and leasehold improvements	-	(37,217)
Investment in patents	-	(1,393)
Net cash flows used in investing activities	-	(38,610)

Net change in cash	8,681	166,107
Cash position - beginning of year	3,084	64,674

Cash position - end of period	$11,765	$230,781

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

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

These condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of June 30, 2015, the Company has a working capital deficiency of $861,605 (March 31, 2015 - $845,406) and an accumulated deficit of $1,921,869 (March 31, 2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

2.) Presentation of Financial Statements

Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended March 31, 2015. These condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These unaudited condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended March 31, 2015, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2015, and the results of its operations for the three month periods ended June 30, 2015 and 2014 and its cash flows for the three month periods ended June 30, 2015 and 2014. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

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

On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, warrants, income taxes, stock based compensation and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in operations in the period in which they become known.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

3.)	Equipment and Leasehold Improvements

	June 30, 2015		March 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Computer equipment	$3,558	$1,616	$3,558	$1,459
Production equipment	67,367	20,307	67,367	17,831
Leasehold improvements	33,649	9,589	33,649	7,784
Total	$104,574	$31,512	$104,574	$27,074

Net carrying amount		$73,062		$77,500

During the three month periods ended June 30, 2015, the Company recorded total amortization of $4,439 (2014 - $3,836) which was recorded to amortization expense on the statements of operations.

4.)	Intangible Assets

The Company has patents and patents pending with a cost of $15,970 as at June 30, 2015 (March 31, 2015 - $15,970) that are not currently being amortized and accordingly, the Company did not record amortization expense relating to its intangible assets for the three month periods ended June 30, 2015 and 2014.

5.)	Term Loan

On May 6, 2015, the Company agreed to a term loan (maturing May 5, 2016).   The loan bears interest at 12% per annum paid quarterly.   The loan is secured by 40,000 shares of the Company personally held and equally pledged by two of the founding shareholders.  The face value of the loan is $33,000.  The carrying value of the loan was recorded net of $3,000 of transaction costs.   The resulting fair value is accrued to face value through the recording of accretion expense until maturity using the effective interest rate of 21%.

6.)	Advances from Shareholders

As at June 30, 2015, the Company had received cumulative working capital advances in the amount of $371,126 (March 31, 2015 - $367,267) from two shareholders who are also officers and directors of the Company.   These advances are unsecured, non-interest bearing and payable upon demand.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

7.)	Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On June 25, 2015, 12,500 common shares purchase warrants were exercised at USD$0.04 ($0.048) per warrant for total cash proceeds of USD$500 ($596).

 (b) Warrants

As at June 30, 2015, the following warrants were outstanding:

Expiry Date	Number of Warrants	Number of Warrants Exercisable	Weighted Average Exercise Price		Grant Date Fair Value Equity	Fair Value at June 30, 2015 of Vested Warrants - Liability
June 6, 2016	300,383	300,383		$2.24 *	$170,908	$-
June 7, 2016	5,000	5,000		$1.12	3,180	-
June 6, 2017	22,500	22,500		$1.12	16,110	-
April 1, 2017	587,500	262,500	$	USD 0.04	-	340,462
				$(0.051)
October 22, 2016	3,350	3,350	$	USD 1.50	-	1,990
				$(1.90)
November 30, 2016	8,850	8,850	$	USD 2.00	-	6,213
				$(2.54)
	927,583	602,598		$0.82	$190,198	$348,665

*Exercisable at $1.68 during the first year and at $2.24 during the second year.

i)
In connection with a consulting agreement (see Note 9), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.049) at any time prior to April 1, 2017.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($317,075) raised in an offering, fully vesting upon USD$1,500,000 ($1,902,450) being raised.  The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

For the three month periods  ended June 30, 2015, the Company recorded $Nil,  (2014 - $139,181 ) as compensation expense for warrants issued to a consultant for service, net of a mark to market adjustment for the three month periods ended June 30, 2015 of $Nil (2014 - $179). This expense was recorded as professional fees on the statements of operations and comprehensive loss.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

7.)	Capital Stock (continued)

(b) Warrants (continued)

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

As at June 30, 2015, the fair value of the 599,700 warrants exercisable in USD, was $770,191 which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 127%; risk-free interest rate of 0.39% and expected term of 1.74 years.  Of this amount, $348,665 was reflected as a liability as at June 30, 2015, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at June 30, 2015.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 11).  The Company’s computation of expected volatility during the period ended June 30, 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the "Plan") includes stock options in which some options vest based on continuous service.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at June 30, 2015 was 505,000 (March 31, 2015 - 505,000). There were no options granted during the three month period ended June 30, 2015 (2014 - $Nil).  The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,390,337 as at June 30, 2015 (March 31, 2015 – 1,388,461).

The Company’s computation of expected volatility during the period ended June 30, 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

For the three month periods ended June 30, 2015, the Company recorded $75,050 (2014 - $nil) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service.  This expense was recorded as stock based compensation on the statements of operations and comprehensive loss

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

7.) Capital Stock (continued)

(c) Stock-based compensation (continued)

The activities in options outstanding are as noted below:

	Number of Options Granted	Weighted Average Exercise Price
Balance, March 31, 2015	505,000	$1.73
Granted	-	-
Balance, June 30, 2015	505,000	$1.73

The following table presents information relating to stock options outstanding and exercisable at June 30, 2015.

Weighted Average
Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.73	505,000	4.45	210,000	$1.73	4.45

8.)	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three month periods ended June 30, 2015 and 2014.  The Company has non-capital loss carryforwards at June 30, 2015 totalling approximately $950,000, which may be offset against future taxable income.  If not used, the loss carryforwards will expire between 2029 and 2036.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

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

2016	$19,298
2017	25,732
2018	26,064
2019	17,376

For the three month period ended June 30, 2015, rental expenses related to this lease were $6,498 (2014 – $6,433).

On March 11, 2014, and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  The Company and Connectus, Inc. intend to extend the contract until all efforts to complete the capital raise have been completed.  Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company.  Each warrant is exercisable at USD$0.04 ($0.049) per share for a period of three years.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($311,850) raised in an offering, fully vesting upon USD$1,500,000 ($1,871,100) being raised.  On November 21, 2014, 25,000 of the vested warrants were exercised.  On June 25, 2015, 12,500 of the vested warrants were exercised.  During the year ended March 31, 2015, the President of the Consultant became a director of the Company.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

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

Cumulative Funds Raised1	Effective Monthly Salary %
$100,000	10.00%
$175,000	15.00%
$250,000	25.00%
$375,000	37.50%
$500,000	50.00%
$750,000	62.50%
$1,000,000	75.00%
$1,250,000	87.50%
$1,500,000	100.00%

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

10.) Related Party Transactions

Included in accounts payable and accrued liabilities as at June 30, 2015 is $52,030 (March 31, 2015 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

Amounts receivable from shareholder as at June 30, 2015 of $30,822 (March 31, 2015 - $29,967) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 9).  The amount receivable is unsecured, non-interest bearing and repayable upon demand.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

11.)  Financial Instruments

(a)  Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at June 30, 2015, the Company had cash of $11,765 (March 31, 2015 - $3,084) to settle current liabilities of $913,935 (March 31, 2015 - $894,022).  All of the Company's financial liabilities other than the warrant liability of $348,665 (March 31, 2015 -$364,878)  have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000.  As at June 30, 2015, the Company held $11,765 (March 31, 2015 - $3,084) with a major Canadian chartered bank.

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
June 30, 2015 and 2014

11.) Financial Instruments (continued)

(d)	Interest rate risk

The Company does not have any non-fixed interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

 (e)  Derivative liability – warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 7(b).  The warrants have an exercise price of USD$0.04 ($0.049).  The warrants are exercisable at any time prior to April 1, 2017.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with the settlement of a vendor’s account, the Company granted warrants to purchase up to 3,350 common shares of the Company.  The warrants have an exercise price of USD$1.50 ($1.87).   The warrants are exercisable at any time prior to October 22, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with a private placement, the Company granted warrants to purchase up to 8,850 common shares of the Company.  The warrants have an exercise price of USD$2.00 ($2.49).  The warrants are exercisable at any time prior to November 30, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other that the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at June 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability – Warrants	$348,665	$-	$-	$348,665

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
June 30, 2015 and 2014

11.) Financial Instruments (continued)

(e)  Derivative liability – warrant liability (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Balance at beginning of period	$364,878	$-

Additions to derivative instruments, recognized in earnings as professional fees	-	240,000
Additions to derivative instruments as a result of issuance in settlement of debt	-	2,060
Additions to derivative instruments as a result of issuance of units	-	6,213
Derivative instruments exercised	(16,213)	(32,675)
Change in fair market value, recognized in operations as professional fees	-	149,280

Balance at end of period	$348,665$	364,878

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), expected volatility, risk free rate, expected dividend rate and expected estimated life.  The Company estimated the value of the warrants using the Black-Scholes model.  There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended June 30, 2015 and March 31, 2015.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at June 30, 2015:

	June 30, 2015
Number of shares underlying the warrants		599,700
Fair market value of the stock		$1.34
Exercise price	$	USD$0.077 ($0.096)
Expected volatility		127%
Risk-free interest rate		0.39%
Expected dividend yield		0%
Expected warrant life (years)		1.75

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Information

This following information specifies certain forward-looking statements of management of the Algae Dynamics Corp (formerly Converted Carbon Technologies Corp) (the Company). Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

This Form 10-Q should be read in conjunction with the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended March 31, 2015, including the notes thereto and the risk factors identified therein.   Quarterly results are not necessarily indicative of full-year results.

Company Overview

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

All results are presented in Canadian dollars ($) unless otherwise stated.

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this quarterly report on Form 10-Q.

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

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of the recently completed private placement, and shareholder advances the Company has adequate capital resources to fund its operations through to the end of September 2015. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company as early as feasible in order to fund operations going forward. If the funding from the private placement or direct offering is not available in a timely manner then management will continue foregoing salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares, preferred share offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the green technology industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

For the three months ended June 30, 2015

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At June 30, 2015, we had an accumulated deficit of $1,921,869. For the quarters ended June 30, 2015 and 2014, we had a net loss attributable to common stockholders of $112,496, and $265,418, respectively. The more significant expenditures reduced were management and contract fees by $29,000 and professional fees were reduced by $182,569 during the 3 month period ended June 30, 2015 compared to June 30, 2014.   A significant portion of the professional fees expenditure ($139, 181) incurred for the period ended June 30, 2014 related to the recognition as compensation the warrants issued to a consultant for fees related to the process of going public.  The additional decreases in expenditure in the current 3 month period ended June 30, 2015 related to business developed $2,399, office and general expenditures were reduced by $4,889, occupancy costs reduced by $2,866, research and development reduced by $5,403 and travel expenses reduced by $3,472.   As a result of the Company being in a loss position, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations.

Revenues.

We had no revenues for the three months ended June 30, 2015 and 2014 respectively.

Operating Expenses

The operating expenses decreased in the three month period ended June 30, 2015 to $112,496 compared to the same period of 2014 of $265,418.  This substantial decrease was a result of management substantially reducing operations due to an unavailability of capital to fund operating losses.  With the recent clearance of the trading symbol  from the Financial Industry Regulatory Authority (FINRA) and the commencement of trading quotes in the OTC Market of the Company’s common shares the Company anticipates that it will be easier to raise capital and resume operations but there can be no assurance to this effect.  If capital is available we anticipate expenses will increase substantially.

 Other Expenses.

Nil

Net Loss.

The Company recognized a net loss of $112,496 for the three month period ended June 30, 2015 as compared to a net loss of $265,418 for the same period of 2014.   Changes in net (loss) are primarily attributable to operations being put on hold while the Company waits for the commencement of public trading quotes of the Company’s common shares in order to facilitate the access to new sources of capital to implement the business plan.

Liquidity and Capital Resources

Net cash used by operating activities was $24,919 and $117,114 for the three month periods ended June  30, 2015 and 2014, respectively.  The decrease is attributable to the hold being placed on the implementation of the business plan while the Company waits for the commencement of public trading of the Company’s common shares in order to facilitate the financing plans.   The Company had a working capital deficiency of $861,605 as of June 30, 2015 compared to $845,406 as of March 31, 2015.

On March 11, 2014 and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus Inc. (the “Agreement”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to the Agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant will be exercisable at USD$0.040 per common share for a period of three years.  Of the warrants granted, 300,000 vested on September 3rd, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($311,850) raised in the offering, fully vesting upon USD$1,500,000 ($1,871,100) being raised.    All of the Company's financial liabilities other than the warrant liability of $348,665 and the term loan of $30,000 have contractual maturities of less than 30 days and are subject to normal trade terms.

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

Additional Financing

The Company completed a term loan commitment for $30,000 during the period ended June 30, 2015.  The terms of the loan are an interest rate of 12% per annum payable quarterly plus a transaction cost of $3,000.

The Company intends to undertake a registration with the SEC for a public offering to raise up to USD$1.5 Million as soon as practical.  We had delayed the filing leading to this offering pending the commencement of the public quotation of the Company’s common shares.  We expect to be able to have our common shares quoted on the over-the-counter market in the United States within the next few weeks. We believe that a small company such as ours will be more successful in raising capital if the stock is quoted and has commenced some initial level of trading.  There can be no assurance that an active trading market will develop if at all or that the Company will be able to raise capital.

The Company additionally plans to undertake a funding application with the AgriInnovation Program (through the Canadian Department of Agriculture) for funding under a repayable loan program for up to $2 Million in matching funds.  The funding program is on the basis of matching funds contributed by the Company towards the approved project.

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

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  A complete discussion of our accounting policies is included in Note 3 of the annual audited financial statements for the year ended March 31, 2015.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of June 30, 2015, the Company has a working capital deficiency of $861,605 (March 31, 2015 - $845,406) and an accumulated deficit of $1,921,869 (March 31, 2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The Company has initiated a program to address the above weaknesses, specifically the Company has implemented a Code of Business Ethics and Conduct policy, an Equal Opportunity policy, a Freedom from Harassment policy, a Substance Abuse policy and a Whistleblower policy.   While segregation of duties is very difficult in a small company the Company has an internal policy that all bank expenditures are authorized by two people.   In addition, the Company has constituted an Audit Committee, consisting of two non-management directors with the Independent Director as the Chair.

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

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls. All such required remedies are dependent on having the financial resources available to complete them.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Nil.

Item 6.  Exhibits.

Exhibit No.	Description

12	Term Loan document

31.a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Algae Dynamics Corp.

Date: August 11 , 2015	By:	/s/ Ross Eastley
Ross Eastley
Chief Financial Officer
(Chief Financial and Accounting Officer)