Form 10-Q
period 2015-09-30
Algae Dynamics Corp.
filed 2015-11-16
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-199612

Algae Dynamics Corp.

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Ridgeway Drive, Unit 37, Mississauga, ON L5L 5S9 Canada
(Address of principal executive offices) (Zip Code)

(289) – 997- 6740
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of November 16, 2015 there were 9,318,910 shares of the issuer's non par value common shares issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Balance Sheets
(Stated in Canadian Dollars)
(Unaudited)	As at September 30,	As at March 31,
	2015	2015

ASSETS

Current Assets
Cash	$3,598	$3,084
Prepaid expenses	71,499	5,519
Amounts receivable from shareholder (Note 11)	30,902	29,967
Amounts receivable	5,221	10,046
Total Current Assets	111,220	48,616

Equipment and leasehold improvements (Note 3)	68,623	77,500

Intangible assets (Note 4)	15,970	15,970

Total Assets	$195,813	$142,086

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 11)	$200,628	$161,877
Advances from shareholders (Note 5)	380,670	367,267
Term loan (Note 6)	30,000	-
Convertible Note (Note 7)	8,184	-
Warrant liability (Note 8b)	348,665	364,878
Total Current Liabilities	968,147	894,022

STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 8a), $Nil par value, unlimited amount
authorized, 9,318,910 issued and outstanding
as of September 30, 2015, (March 31, 2015 - 9,256,410)	626,327	542,323
Additional paid in capital (Note 8c)	532,954	324,916
Warrants (Note 8b)	190,198	190,198
Accumulated deficit	(2,121,813)	(1,809,373)
Total Stockholders' (Deficiency)	(772,334)	(751,936)

Total Liabilities and Stockholders' (Deficiency)	$195,813	$142,086

Going Concern (Note 1)
Commitments and Contingencies (Note 10)

These condensed Interim Financial Statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Operations and Comprehensive Loss
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the	For the	For the
	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

OPERATING EXPENSES
Accretion expense (Note 7)	$2,076	$-	$2,076	$-
Amortization expense (Note 3)	4,440	4,840	8,878	8,676
Business development	4,960	10,711	7,665	15,813
Foreign Exchange loss	1,046	-	1,046	-
Interest	3,185	-	5,016	-
Management and contract fees	-	90,875	-	119,875
Occupancy costs	8,105	10,784	15,949	21,484
Office and general	1,793	10,226	2,461	15,783
Professional fees (Note 8b)	57,912	160,411	70,901	355,967
Research and development	993	8,331	1,797	14,538
Stock based compensation (Note 8c)	112,976	-	188,026	-
Telephone and internet services	3,444	3,359	6,801	6,324
Travel	6,028	1,653	9,039	8,138
Total Operating Expenses	206,958	301,190	319,655	566,598

Operating Loss	206,958	301,190	319,655	566,598
Deferred income tax recovery	(7,215)	-	(7,215)	-
Net Loss and Comprehensive Loss for the Period	$199,743	$301,190	$312,440	$566,598

Net loss per common share -
basic and diluted	$0.02	$0.03	$0.03	$0.06
Weighted average common shares
outstanding - basic and diluted	9,279,779	9,207,010	9,268,568	8,899,320

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Stockholders' Equity (Deficiency)
(Stated in Canadian Dollars)
(Unaudited)

	Common	Common		Additional
	Shares	Shares		Paid in	Accumulated	Stockholders'
	Number	Amount	Warrants	Capital	Deficit	(Deficency)

March 31, 2015	9,256,410	$542,323	$190,198	$324,916	$(1,809,373)	$(751,936)

Warrants exercised	12,500	596	-	-	-	596
Warrant liability
valuation transferred
on exercise	-	16,213	-	-	-	16,213
Stock options (Note 8c)	-	-	-	188,026	-	188,026
Shares issued (Note 12)	50,000	67,195	-	-	-	67,195
Conversion feature of
convertible note, net of
deferred income taxes
of $7,216 (Note 7)	-	-	-	20,012	-	20,012
Net loss and
comprehensive loss
for the period	-	-	-	-	(312,440)	(312,440)
September 30, 2015	9,318,910	$626,327	$190,198	$532,954	$(2,121,813)	$(772,334)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Statements of Cash Flows
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the
	Six Month	Six Month
	Period Ended	Period Ended
	September 30,	September 30,
	2015	2014

Operating activities

Net loss for the period	$(312,440)	$(566,598)
Items not affecting cash
Amortization	8,878	8,676
Stock based compensation (Notes 8b and 8c)	188,026	256,590
Deferred income tax recovery	(7,215)	-
Accretion expense	2,076	-
Unrealized foreign exchange loss	1,046	-

Change in non-cash operating assets and liabilities
Prepaid expenses	1,215	7,173
Accounts receivable	4,825	(17,249)
Accounts payable	38,751	47,451
Net cash flows used in operating activities	(74,838)	(263,957)

Financing activities
Advances from shareholders	12,468	(6,469)
Term loan	30,000	-
Convertible Note	32,288	-
Unit subscriptions received	-	319,680
Unit issue costs	-	(1,500)
Warrants exercised	596	-
Net cash flows from financing activities	75,352	311,711

Investing activities
Investment in equipment and leasehold improvements	-	(50,322)
Investment in patents	-	(5,893)
Net cash flows used in investing activities	-	(56,215)

Net change in cash	514	(8,461)
Cash position - beginning of period	3,084	64,674

Cash position - end of period	$3,598	$56,213

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

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

The Company is a nutrient ingredient company and has developed a scalable Pure-BioSilo™ for sanitary cultivation of microalgae targeted to the functional food and beverage additives and supplement markets.  The Company’s planned principal operations are the design, engineering and manufacturing of a proprietary algae cultivation system for the high volume production of pure contaminant-free algae biomass.  The Company is currently conducting research and development activities to operationalize certain patented technology  so it can produce pure contaminate-free algae biomass.

During the year ended March 31, 2014, the Company secured a research facility in Mississauga, Ontario, which houses all of its employees and research and development activities.  The Company is also in the process of raising additional equity capital to support the completion of its development activities to begin production of pure contaminate-free algae biomass as soon as possible.

The Company filed a Form S-1 registration Statement with the U.S Securities and Exchange Commission (SEC) as an initial registration of common shares.  The registration was declared effective by the SEC on November 21, 2014.  In addition, the Company had an application for a trading symbol cleared by FINRA as “ADYNF” on July 17, 2015.

The Company’s activities are subject to significant risks and uncertainties, including failing to obtain patents and failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

These condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of September 30, 2015, the Company has a working capital deficiency of $856,927 (March 31, 2015 - $845,406) and an accumulated deficit of $2,121,813 (March 31, 2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2015, and the results of its operations for the three and six month periods ended September 30, 2015 and 2014 and its cash flows for the six month periods ended September 30, 2015 and 2014. Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, and contingencies and the valuation of income taxes, stock based compensation, warrants, convertible debt and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014
3.)	Equipment and Leasehold Improvements

	September 30, 2015		March 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Computer equipment	$3,558	$1,774	$3,558	$1,459
Production equipment	67,367	22,784	67,367	17,831
Leasehold improvements	33,649	11,393	33,649	7,784
Total	$104,574	$35,951	$104,574	$27,074

Net carrying amount		$68,623		$77,500

During the six month periods ended September 30, 2015, the Company recorded total amortization of $8,878 (2014 - $8,676) which was recorded to amortization expense on the statements of operations.

4.)	Intangible Assets

The Company has patents and patents pending with a cost of $15,970 as at September 30, 2015 (March 31, 2015 - $15,970) that are not currently being amortized and accordingly, the Company did not record amortization expense relating to its intangible assets for the six month periods ended September 30, 2015 and 2014.

5.)	Advances from Shareholders

As at September 30, 2015, the Company had received cumulative working capital advances in the amount of $380,670 (March 31, 2015 - $367,267) from two shareholders who are also officers and directors of the Company.   These advances are unsecured, non-interest bearing and payable upon demand.

6.)	Term Loan

On May 6, 2015, the Company agreed to a one year term loan (maturing May 5, 2016).   The loan bears interest at 12% per annum paid quarterly.   The loan is secured by 40,000 common shares of the Company personally held and  equally pledged by two of the founding shareholders.  The face value of the loan is $33,000.  The carrying value of the loan was recorded net of $3,000 of transaction costs.   The resulting fair value is accreted to face value through the recording of accretion expense until maturity using the effective interest rate of 21%.

7.)	Convertible Note

On September 2, 2015, the Company entered into a convertible note with a principal amount of USD$25,000 ($32,288).   The convertible note matures on September 1, 2016 and accrues interest at the rate of 12% per annum.   The convertible note is convertible at any time after six months, in whole or in part, at the Holder’s option into common shares of the Company’s capital stock at a variable conversion price equal to a 45% discount from the lowest trading price in the twenty (20) trading days prior to the day that the holder's requests conversion.  The beneficial conversion feature was recognized separately at

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

7.)	Convertible Note (continued)

issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC 470-20.  The intrinsic value at issuance was $27,227.

The issuance of convertible debt with a beneficial conversion feature results in a tax basis difference.  The recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature is recorded as an adjustment to additional paid-in capital.  A deferred income tax liability of $7,215 was recognized upon the issuance of the convertible note.

The discount to the carrying value fo the convertible note is being amortized as a non-cash interest expense over the term of the convertible note using the effective interest rate method, at a rate of 93%.  During the three and six months periods ended September 30, 2015, the Company accreted $2,076 and $2,076, respectively (2014 - $Nil and $Nil, respectively) in non-cash accretion expense in connection with the convertible note, which is included in accretion expense on the condensed interim statements of operations and comprehensive loss.

8.) Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On June 25, 2015, 12,500 common shares purchase warrants were exercised at USD$0.04 ($0.048) per warrant for total cash proceeds of USD$500 ($596).

Equity Purchase Agreement

On September 10, 2015 the Company entered into an equity purchase agreement (the “EPA”). The holder of the EPA is committed to purchase up to USD$750,000 worth of the Company’s common shares (the “Put Shares”) over the 12 month term of the EPA.  The Company paid to the holder of the EPA a commitment fee for entering into the EPA equal to 50,000 restricted common shares of the Company, valued at $67,195, based on the stock price in the most recent private placement.

From time to time over the EPA, commencing on the trading day immediately following the date on which the registration statement covering the resale of the Put Shares (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (the ”Commission”), the Company may, in its sole discretion, draw upon the EPA periodically during the term by the Company’s delivery to the holder of the EPA a written notice requiring the holder to purchase a dollar amount in common shares (the “Draw Down Notice”).   The shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the Holder on the date of the draw Down may not exceed the lessor of (i) 4.99% of the Company’s outstanding common shares, (ii) USD$62,500 in any 30 days period or (iii) 100% of the aggregate trading volume for the 10 trading days immediately preceding the date of the Draw down Notice without the prior written consent of the holder.  The purchase price per common share purchased

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

8.)  Capital Stock (continued)

(a) Common Shares (continued)

Equity Purchase Agreement (continued)

under the EPA shall equal 65% of the lowest closing bid for the 10 days immediately preceding the date of the Draw Down Notice.  The Registration Statement was filed with the Commission on October 1, 2015 and to-date it has not been declared effective by the Commission.

(b) Warrants

Expiry Date	Number of Warrants	Grant Date Average Exercise Price	Weighted Average Exercise Equity	Grant Date Fair Value Equity	Fair Value at September 30, 2015 of Vested Warrents - Liability
June 6, 2016	300,383	300,383	$2.24 *	$170,908	$-
June 7, 2016	5,000	5,000	$1.12	3,180	-
June 6, 2017	22,500	22,500	$1.12	16,110	-
April 1, 2017	587,500	262,500	USD $0.04	-	340,462
			$(0.054)
October 22, 2016	3,350	3,350	USD $1.50	-	1,990
			$(2.01)
November 30, 2016	8,850	8,850	USD $2.00	-	6,213
			$(2.68)

	927,583	$602,583	0.83	$190,198	$348,665

*Exercisable at $1.68 during the first year and at $2.24 during the second year.

i)
In connection with a consulting agreement (see Note 10), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.054) at any time prior to April 1, 2017.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($334,850) raised in an offering, fully vesting upon USD$1,500,000 ($2,009,100) being raised.  The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

For the three and six month periods ended September 30, 2015, the Company recorded $Nil and $Nil, respectively, (2014 - $98,119 and $237,300, respectively) as compensation expense for warrants issued to a consultant for service, net of a market adjustment for the three and six month periods ended September 30, 2015 of $Nil and $Nil, respectively (2014 - $2,526 and $2,700, respectively). This expense was recorded as professional fees on the statements of operations and comprehensive loss.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

8.) Capital Stock (continued)

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

As at September 30, 2015, the fair value of the 599,700 warrants exercisable in USD, was $770,191 which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 140%; risk-free interest rate of 0.62% and expected term of 1.49 years.  Of this amount, $348,665 was reflected as a liability as at September  30, 2015, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at September 30, 2015.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 12).  The Company’s computation of expected volatility during the period ended September 30, 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the "Plan") includes stock options in which some options vest based on continuous service.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at September 30, 2015 was 505,000 (March 31, 2015 – 505,000). The weighted average grant date fair value of options granted during the period ended September 30, 2015 was $n/a (2014 - $Nil).  The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,397,836 as at September 30, 2015 (March 31, 2015 – 1,388,461).

The Company’s computation of expected volatility during the period ended September 30, 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

For the three and six month periods ended September 30, 2015, the Company recorded $112,976 and $188,026, respectively (2014 - $nil and $nil, respectively) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service.  This expense was recorded as stock based compensation on the statements of operations and comprehensive loss.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

8.)  Capital Stock (continued)

(c) Stock-based compensation (continued)

The activities in options outstanding are as noted below:

	Number of Options Granted	Weighted Average Exercise Price
Balance, March 31, 2015	505,000	$1.73
Granted	-	-
Balance, September 30, 2015	505,000	$1.73

The following table presents information relating to stock options outstanding and exercisable at September 30, 2015.

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.73	505,000	4.2	291,667	$1.73	4.2

9.) Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the six month periods ended September 30, 2015 and 2014.  The Company has non-capital loss carryforwards at September 30, 2015 totalling approximately $1,009,000, which may be offset against future taxable income.  If not used, the loss carryforwards will expire between 2029 and 2036.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

10.) Commitments and Contingencies

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

2016 (remaining)	$12,997
2017	25,994
2018	26,328
2019	17,552

For the year three and six month periods ended September 30, 2015, rental expenses related to this lease were $6,498 and $12,999 (2014 – $6,433 and $12,866).

On March 11, 2014, and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  The Company and Connectus, Inc. intend to extend the contract until all efforts to complete the capital raise have been completed.  Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company.  Each warrant is exercisable at USD$0.04 ($0.054) per share for a period of three years.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($334,850) raised in an offering, fully vesting upon USD$1,500,000 ($2,009,100) being raised.  On November 21, 2014, 25,000 of the vested warrants were exercised.  On June 25, 2015, 12,500 of the vested warrants were exercised.  During the year ended March 31, 2015, the President of the Consultant became a director of the Company.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

10.) Commitments and Contingencies (continued)

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

11.) Related Party Transactions

Included in accounts payable and accrued liabilities as at September 30, 2015 is $52,030 (March 31, 2015 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

Amounts receivable from shareholder as at September 30, 2015 of $30,902 (March 31, 2015 - $29,967) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 10).  The amount receivable is unsecured, non-interest bearing and repayable upon demand.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

12.)  Financial Instruments

(a)    Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at September 30, 2015, the Company had cash of $3,598 (March 31, 2015 - $3,084) to settle current liabilities of $968,147 (March 31, 2015 - $894,022).  All of the Company's financial liabilities other than the warrant liability of $348,665, the Term Loan of 30,000 and the Convertible Note of USD$25,000 ($33,485) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000.  As at September 30, 2015, the Company held $3,598 (March 31, 2015 - $3,084) with a major Canadian chartered bank.

(c)	Foreign exchange risk

The Company principally operates within Canada.  The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars.  Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.  See also Note 12 (e).

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

12.) Financial Instruments (continued)

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

 (e)  Derivative liability – warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 8(b).  The warrants have an exercise price of USD$0.04 ($0.054).  The warrants are exercisable at any time prior to April 1, 2017.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with the settlement of a vendor’s account, the Company granted warrants to purchase up to 3,350 common shares of the Company.  The warrants have an exercise price of USD$1.50 ($2.04).   The warrants are exercisable at any time prior to October 22, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with a private placement, the Company granted warrants to purchase up to 8,850 common shares of the Company.  The warrants have an exercise price of USD$2.00 ($2.68).  The warrants are exercisable at any time prior to November 30, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other that the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at September 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability – Warrants	$348,665	$-	$-	$348,665

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
September 30, 2015 and 2014

12.) Financial Instruments (continued)

(e)  Derivative liability – warrant liability (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Balance at beginning of period	$364,878	$-

Additions to derivative instruments, recognized in earnings as professional fees	-	240,000
Additions to derivative instruments as a result of issuance in settlement of debt	-	2,060
Additions to derivative instrumentsas a result of issuance of units	-	6,213
Derivative instruments exercised	(16,213)	(32,675)
Change in fair market value, recognized in operations as professional fees	-	149,280

Balance at end of period	$348,665	$364,878

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), expected volatility, risk free rate, expected dividend rate and expected estimated life.  The Company estimated the value of the warrants using the Black-Scholes model.  There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended September 30, 2015 and March 31, 2015.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at September 30, 2015:

September 30, 2015
Number of shares underlying the warrants	599,700
Fair market value of the stock	$1.34
Exercise price	USD$0.076 ($0.1032)
Expected volatility	140%
Risk-free interest rate	0.62%
Expected dividend yield	0%
Expected warrant life (years)	1.49

13.) Subequent Event

On October 21st the Company engaged Steven Wildstein as a consultant to assist in strategic business planning, and investor and public relations services.  The agreement shall continue until the 20th of April 2016. The Company may opt-out of this agreement after three months.  For the first month of the agreement, the Company shall cause on of its investors to transfer warrants to the consultant to purchase 12,500 common shares exercisable until March 31, 2017 with an exercise price of $0.04 per share.  For months 2 through 6 of the agreement, the consultant shall be entitled to compensation for services to be provided fixed at $3,000 and 10,000 restricted shares per month.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

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

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of the recently negotiated convertible note, equity line of credit and shareholder advances the Company has adequate capital resources to fund its operations through to the end of December 2015. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company as early as feasible in order to fund operations going forward. If the funding from the private placement or direct offering is not available in a timely manner then management will continue foregoing salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares, preferred share offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the green technology industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

For the three months ended September 30, 2015

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At September 30, 2015, we had an accumulated deficit of $2,121,813. For the quarters ended September 30, 2015 and 2014, we had a net loss attributable to common stockholders of $199,743, and $301,190, respectively. The more significant expenditures reduced were management and contract fees by $90,875 and professional fees were reduced by $102,499 during the 3 month period ended September 30, 2015 compared to September 30, 2014 while the stock based compensation increased by $112,976.   A significant portion of the professional fees expenditure ($139,180) incurred for the period ended September 30, 2014 related to the recognition as compensation the warrants issued to a consultant for fees related to the process of going public.  The additional decreases in expenditure in the current 3 month period ended September 30, 2015 related to business development of $5,751, office and general expenditures were reduced by $8,433, occupancy costs reduced by $2,679, research and development reduced by $7,338 while travel expenses increased by $4,375.   As a result of the Company being in a loss position, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations.

Revenues.

We had no revenues for the three months ended September 30, 2015 and 2014 respectively.

Operating Expenses

The operating expenses decreased in the three month period ended September 30, 2015 of $199,743 compared to the same period of 2014 of $301,190.   This substantial decrease was a result of management substantially reducing operations due to an unavailability of capital to fund operating losses.   With the recent clearance of the trading symbol  from the Financial Industry Regulatory Authority (FINRA) and the commencement of trading quotes in the OTC Market for the Company’s common shares the Company anticipates that it will be easier to raise capital and scale up operations but there can be no assurance to this effect. If capital is available we anticipate expenses will increase substantially.

Other Expenses.

Nil

Net Loss.

The Company recognized a net loss of $199,743 for the three month period ended September 30, 2015 as compared to a net loss of $301,190 for the same period of 2014.   Changes in net loss are primarily attributable to

operations being put on hold while the Company waits for the commencement of public trading quotes of the Company’s common shares in order to facilitate the access to new sources of capital to implement the business plan.

Liquidity and Capital Resources

Net cash used by operating activities was $49,919 and $146,843 for the three month periods ended September  30, 2015 and 2014, respectively.  The decrease is attributable to the hold being placed on the implementation of the business plan while the Company waits for the commencement of public trading of the Company’s common shares in order to facilitate the financing plans.   The Company had a working capital deficiency of $856,927 as of September 30, 2015 compared to $861,605 as of June 30, 2015.

On March 11, 2014 and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus Inc. (the “Agreement”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to the Agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant will be exercisable at USD$0.040 per common share for a period of three years.  Of the warrants granted, 300,000 vested on September 3rd, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($334,850) raised in the offering, fully vesting upon USD$1,500,000 ($2,009,100) being raised.    All of the Company's financial liabilities other than the warrant liability of $348,665, term loan of $30,000, convertible note of $8,184 and advances from shareholders of $380,670  have contractual maturities of less than 30 days and are subject to normal trade terms.

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

Additional Financing

The Company has negotiated an Equity Purchase Agreement of up to USD$750,000 as detailed in Note 8 of the Financial Statements.

The Company is currently evaluating alternatives for raising new capital for funding operations and capital expenditures. Such funding is expected to be accomplished through the issuance of new equity securities. There can be no assurance that the Company will be able to raise capital on terms attractive to the Company, if at all.

The Company additionally plans to undertake a funding application with the AgriInnovation Program (through the Canadian Department of Agriculture) for funding under a repayable loan program for up to $2 Million in matching funds.  The funding program is on the basis of matching funds contributed by the Company towards the approved project.

For the six months ended September 30, 2015

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At September 30, 2015, we had an accumulated deficit of $2,121,813. For the six months ended September 30, 2015 and 2014, we had a net loss attributable to common stockholders of $312,440, and $566,598, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Revenues.

We had no revenues for the six months ended September 30, 2015 and 2014.

Operating Expenses

The operating expenses decreased in the six month period ended September 30, 2015 ($319,665) compared to the same period of 2014 ($566,598) as the Company was waiting on the clearance of the trading symbol and the commencement of trading in order to facilitate the raising of capital.   By managing the operation within the capital available. management and contract fees decreased by $119,875, occupancy costs decreased by $5,535, professional fees by $285,066, research & development decreased by $12,741, office  and general decreased by $13,322 and stock based compensation increased by $188,026. As stock options were granted in accordance with the Company’s stock-based compensation program on December 11, 2014.

Other Expenses.

None

Net Loss.

The Company recognized a net loss of $312,440 for the six month period ended September 30, 2015 as compared to a net loss of $566,598 for the same period of 2014.   Changes in net loss are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources.

Net cash used by operating activities was $74,838 and $263,957 for the six month period ended September 30, 2015 and 2014, respectively.  The decrease is mainly attributable to the delay in the implementation of the business plan.

The Company had a working capital deficiency of $856,927 as of September 30, 2015 compared to $845,406 as of March 31, 2015.

On March 11, 2014 and as amended on July 18, September 3, 2014 and again on September 5, 2014, the Company entered into a consulting agreement with Connectus Inc. (the “Agreement”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to the Agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant will be exercisable at USD$0.040 per common share for a period of three years.  Of the warrants granted, 300,000 vested on September 3rd, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($334,850) raised in the offering, fully vesting upon USD$1,500,000 ($2,009,100) being raised.    All of the Company's financial liabilities other than the warrant liability of $216,185 have contractual maturities of less than 30 days and are subject to normal trade terms.  The increase in the working capital deficiency is largely due to the recognition of the liability for the warrants.

The current level of development activity necessitates a cash requirement of approximately $20,000 per month. This monthly cash requirement will increase as the demonstration production facility is developed.   The Company anticipates it will require a further $875,000 to continue the implementation of the business plan.

The Company does not have any material commitments for capital expenditures.   However, should the Company execute its business plan as anticipated, it would incur substantial capital expenditures and require financing in addition to the amount required to fund its present operation.

Additional Financing

The Company has negotiated an Equity Purchase Agreement of up to USD$750,000 as detailed in Note 8 of the Financial Statements.

The Company is currently evaluating alternatives for raising new capital for funding operations and capital expenditures. Such funding is expected to be accomplished through the issuance of new equity securities. There can be no assurance that the Company will be able to raise capital on terms attractive to the Company, if at all.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of September 30, 2015, the Company has a working capital deficiency of $856,927 (March 31, 2015 - $845,406) and an accumulated deficit of $2,121,813

(March 31, 2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

See the risk factor identified in the Company's registration statement on Form S-1 (Commission File No. 333-207232) which are incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2015 (the "Note Closing Date"), the Company entered into a securities purchase agreement dated as of the Note Closing Date (the "Purchase Agreement") with RY Capital, LLC (“RY”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, RY shall purchase from the Company on the Closing Date a senior convertible note with a principal amount of $25,000 (the "Convertible Note") for a purchase price of $25,000. Pursuant to the Purchase Agreement, on the Note Closing Date, the Company issued the Convertible Note to RY. The Convertible Note matures on September 1, 2016 and accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at RY's option into Common Shares of the Company's capital stock at a variable conversion price equal to a 45% discount from the lowest trading price in the twenty (20) trading days prior to the day that RY requests conversion. At no time will RY be entitled to convert any portion of the Convertible Note to the extent that after such conversion, RY (together with its affiliates) would beneficially own more than 9.99% of the outstanding Common Shares. The issuance of the Convertible Note, and the Common Shares, if any, upon conversion of the Convertible Note, are exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act ("Regulation  D"). The Company made this determination based on the representations of RY that RY is an "accredited investor" within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment.

On September 10, 2015, the Company entered into an equity purchase agreement (the "EPA") with RY.  The EPA provides that, upon the terms and subject  to the  conditions  set forth  therein,  RY is  committed  to purchase up to  US$750,000  (the "Total  Commitment") worth of the Company's Common Shares (the “Put Shares”) over the 12-month term (the “Term”) of the EPA. From time to time over the term of the EPA, commencing on the trading day immediately following the date on which the registration statement covering the resale of the Put Shares (the “Registration Statement”)  is declared  effective,  as  further  discussed  below,  the  Company  may,  in its  sole discretion,  draw upon the EPA periodically during the Term (a “Draw Down”) by the Company’s delivery to RY of a written notice (a “Draw Down Notice”) requiring RY to purchase a dollar amount in Common Shares (a “Draw Down Amount”).  In no event may the shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the Purchaser on the date of the Draw Down, exceed the lesser of (i) 4.99% of the Company’s outstanding Common Shares, (ii) US$62,500 dollars in any 30 days period or (iii) 100% of the aggregate trading volume for the 10 trading days immediately preceding the date of the Draw Down Notice without the prior written consent of RY.  The purchase price per common share purchased under the EPA shall equal 65% of the lowest closing bid for the 10 days immediately preceding the date of the Draw Down Notice (the “Purchase Price”).  The Company paid to RY a commitment fee for entering into the Purchase Agreement equal to 50,000 restricted Common Shares of the Company

The issuance of the Commitment Shares and the sale of the Common Shares to RY under the EPA are exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The Company made this determination based on the representations of RY that RY is an "accredited investor" within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Nil

Item 6.  Exhibits.

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

Algae Dynamics Corp. a Canadian Corporation

Date: November 16 , 2015	By:	/s/ Ross Eastley
Ross Eastley Chief Financial Officer (Chief Financial and Principal Accounting Officer)