Form 10-Q
period 2015-12-31
Algae Dynamics Corp.
filed 2016-02-16
CIK 1607679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☑ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑ No

As of  February 16, 2016 there were 9,746,781 shares of the issuer's non par value common shares issued and outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Balance Sheets
(Stated in Canadian Dollars)
(Unaudited)

	As at December 31,	As at March 31,
	2015	2015

ASSETS

Current Assets
Cash	$29,723	$3,084
Prepaid expenses	76,612	5,519
Amounts receivable from shareholder (Note 11)	21,064	29,967
Amounts receivable	2,574	10,046
Total Current Assets	129,973	48,616

Equipment and leasehold improvements (Note 3)	64,184	77,500

Intangible assets (Note 4)	21,094	15,970

Total Assets	$215,251	$142,086

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Notes 10 and 11)	$267,894	$161,877
Advances from shareholders and related parties (Note 5)	352,474	367,267
Convertible Note (Note 7)	15,532	-
Warrant liability (Note 8b)	158,582	364,878
Total Current Liabilities	794,482	894,022

STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 8a), $Nil par value, unlimited amount
authorized, 9,746,781 issued and outstanding
as of December 31, 2015, (March 31, 2015 - 9,256,410)	1,276,975	542,323
Additional paid in capital (Note 8c)	558,672	324,916
Warrants (Note 8b)	190,198	190,198
Accumulated deficit	(2,609,076)	(1,809,373)
Total Stockholders' (Deficiency)	(583,231)	(751,936)

Total Liabilities and Stockholders' (Deficiency)	$211,251	$142,086

Going Concern (Note 1)
Commitments and Contingencies (Note 10)

These condensed Interim Financial Statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Operations and Comprehensive Loss
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the	For the	For the
	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
OPERATING EXPENSES
Accretion expense (Note 7)	$6,857	$-	$8,933	$-
Application fees	20,050	-	20,050	-
Amortization expense (Note 3)	4,438	5,516	13,316	14,192
Business development	3,715	4,667	11,380	20,480
Foreign exchange loss	492	-	1,538	-
Interest	16,801	-	21,817	-
Management and contract fees	-	92,875	-	212,750
Occupancy costs	8,019	8,904	23,968	30,388
Office and general	1,282	7,898	3,743	23,681
Professional fees (Note 8b)	320,359	192,491	391,260	548,458
Research and development	118	15,153	1,915	29,691
Stock based compensation (Note 8c)	94,849	234,066	282,875	234,066
Telephone and internet services	4,398	3,318	11,199	9,642
Travel	5,885	4,018	14,924	25,653
Total Operating Expenses	487,263	568,906	806,918	1,149,001

Operating Loss	487,263	568,906	806,918	1,149,001

Deferred income tax recovery	-	-	(7,215)	-
Net Loss and Comprehensive Loss for the Period	$487,263	$568,906	$799,703	$1,149,001

Net loss per common share - basic and diluted	$0.05	$0.06	$0.09	$0.13

Weighted average common shares outstanding - basic and diluted	9,358,119	9,238,710	9,298,527	9,027,555

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Interim Statements of Stockholders' Equity (Deficiency)
(Stated in Canadian Dollars)
(Unaudited)

	Common	Common		Additional
	Shares	Shares		Paid in	Accumulated	Stockholders'
	Number	Amount	Warrants	Capital	Deficit	(Deficency)

March 31, 2015	9,256,410	$542,323	$190,198	$324,916	$(1,809,373)	$(751,936)

Warrants exercised	174,500	9,505	-	-	-	9,505
Warrant liability valuation transferred on exercise	-	249,384	-	-	-	249,384
Stock options (Note 8c)	-	-	-	213,744	-	213,744
Shares issued for cash (Note 8a)	31,532	48,441	-	-	-	48,441
Shares issued for conversion of debt (Note 8a)	72,465	111,450	-	-	-	111,450
Shares issued as compensation (Note 8a)	211,874	315,872	-	-	-	315,872
Conversion feature of convertible note, net of deferred income taxes of $7,215 (Note 7)	-	-	-	20,012	-	20,012
Net loss and comprehensive loss for the period	-	-	-	-	(799,703)	(799,703)
December 31, 2015	9,746,781	$1,276,975	$190,198	$558,672	$(2,609,076)	$(583,231)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP. (Formerly Converted Carbon Technologies Corp.)
Condensed Statements of Cash Flows
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the
	Nine Month	Nine Month
	Period Ended	Period Ended
	December 31,	December 31,
	2015	2014
Operating activities

Net loss for the period	$(799,703)	$(1,149,001)
Items not affecting cash
Amortization	13,316	14,192
Stock based compensation (Notes 8b and 8c)	505,509	644,432
Deferred income tax recovery	(7,215)	-
Accretion expense	8,933	-
Unrealized foreign exchange loss	1,538	-

Change in non-cash operating assets and liabilities
Prepaid expenses	102	(247)
Accounts receivable	7,472	(20,450)
Accounts payable	111,621	176,812
Net cash flows used in operating activities	(158,428)	(334,262)

Financing activities
Advances from shareholders and related parties	69,956	(7,510)
Equity to be issued	-	349,680
Common shares issued	48,441	-
Term loan	30,000	-
Convertible Note	32,288	-
Unit issue costs	-	(1,500)
Warrants exercised	9,505	1,113
Net cash flows from financing activities	190,190	341,783

Investing activities
Investment in equipment and leasehold improvements	-	(58,112)
Investment in patents	(5,124)	(6,598)
Net cash flows used in investing activities	(5,124)	(64,710)

Net change in cash	26,638	(57,189)
Cash position - beginning of period	3,084	64,674

Cash position - end of period	$29,723	$7,485

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

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

These condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of December 31, 2015, the Company has a working capital deficiency of $668,509 (March 31, 2015 - $845,406) and an accumulated deficit of $2,609,076 (March 31, 2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at December 31, 2015, and the results of its operations for the three and nine month periods ended December 31, 2015 and 2014 and its cash flows for the nine month periods ended December 31, 2015 and 2014. Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities and contingencies, and the valuation of income taxes, stock based compensation, warrants, convertible debt and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

3.)	Equipment and Leasehold Improvements

	December 31, 2015		March 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Computer equipment	$3,558	$1,931	$3,558	$1,459
Production equipment	6,7367	25,261	67,367	17,831
Leasehold improvements	33,649	13,198	33,649	7,784
Total	$104,574	$40,390	$104,574	$27,074
Net carrying amount		$64,184		$77,500

During the nine month periods ended December 31, 2015, the Company recorded total amortization of $13,316 (2014 - $14,192) which was recorded to amortization expense on the statements of operations.

4.)	Intangible Assets

The Company has patents and patents pending with a cost of $21,094 as at December 31, 2015 (March 31, 2015 - $15,970) that are not currently being amortized and accordingly, the Company did not record amortization expense relating to its intangible assets for the nine month periods ended December 31, 2015 and 2014.

5.)	Advances from Shareholders and Related Parties

As at December 31, 2015, the Company had received cumulative working capital advances in the amount of $352,474 (March 31, 2015 - $367,267) from two shareholders who are also officers and directors of the Company and a related party who is a family member of one of the officers.   The advances from shareholders are unsecured, non-interest bearing and payable upon demand.  During the three months ended December 31, 2015, advances of $75,846 (including interest of $8,721) were converted into common shares at (USD$1.11) $1.54 based on the terms in the equity purchase agreement (See Note 8), being a 35% discount to the market price of the Company's shares. The equity purchase agreement (“EPA”) has been signed with an independent third party who has committed to purchase up to USD$750,000 worth of the Company’s common shares, therefore the Company has concluded that common shares issued under the EPA are more reflective of the fair value of the common shares than the market trading price which has demonstrated a low volume of trading activity since the Company began trading in November 2015.  The advances from the related party are unsecured, payable upon demand and bear interest at 20% per annum.

6.)	Term Loan

On May 6, 2015, the Company agreed to a one year term loan (maturing May 5, 2016) with a family member of an officer.   The loan bore interest at 12% per annum paid quarterly.   The face value of the loan was $33,000.  The carrying value of the loan was recorded net of $3,000 of transaction costs.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

6.)  Term Loan (continued)

The term loan plus the accrued interest was converted to common shares on December 31, 2015 at a 35% discount to the market price (USD$1.11) $1.54 based on the terms of the EPA (See Note 8). The EPA has been signed with an independent third party who has committed to purchase up to USD$750,000 worth of the Company’s common shares, therefore the Company has concluded that common shares issued under the EPA are more reflective of the fair value of the common shares than the market trading price which has demonstrated a low volume of trading activity since the Company began trading in November 2015.

7.)	Convertible Note

On September 2, 2015, the Company entered into a convertible note with a principal amount of USD$25,000 ($34,600).   The convertible note matures on September 1, 2016 and accrues interest at the rate of 12% per annum.   The convertible note is convertible at any time after six months, in whole or in part, at the holder’s option into common shares of the Company’s capital stock at a variable conversion price equal to a 45% discount from the lowest trading price in the twenty (20) trading days prior to the day that the holder requests conversion.  The beneficial conversion feature was recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC 470-20.  The intrinsic value at issuance was $27,227.

The issuance of convertible debt with a beneficial conversion feature results in a tax basis difference.  The recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature is recorded as an adjustment to additional paid-in capital.  A deferred income tax liability of $7,215 was recognized upon the issuance of the convertible note.

The discount to the carrying value of the convertible note is being amortized as a non-cash interest expense over the term of the convertible note using the effective interest rate method, at a rate of 93%.  During the three and nine months periods ended December 31, 2015, the Company accreted $6,857 and $8,933, respectively (2014 - $Nil and $Nil, respectively) in non-cash accretion expense in connection with the convertible note, which is included in accretion expense on the condensed interim statements of operations and comprehensive loss.

8.)	Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On June 25, 2015, 12,500 common shares purchase warrants were exercised at USD$0.04 ($0.048) per warrant for total cash proceeds of USD$500 ($620).

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

8.)  Capital Stock (continued)

(a) Common Shares (continued)

On November 5, 2015, 31,000 common shares purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,240 ($1,632).

On December 18, 2015, 51,600 common shares purchase warrants were exercised at USD$0.04 ($0.054) per warrant for total cash proceeds of USD$2,064 ($2,834).

On December 22, 2015, 31,000 common shares purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,240 ($1,735).On December 31, 2015, 48,400 common shares purchase warrants were exercised at USD$0.04 ($0.055) per warrant for total cash proceeds of USD$1,936 ($2,683).

On December 31, 2015, 23,094 common shares were issued to convert the term loan (see Note 6) into common shares at a value of $35,604 based upon a fair market value of USD$1.11  ($1.54).

On December 31, 2015, 49,371 common shares were issued to convert  advances from related parties made to the Company into common shares at a value of $75,846 based upon a fair market value of USD$1.11  ($1.54). (see Note 5)

On December 31, 2015 45,000 common shares were issued to three officers of the Company at a fair market value of USD$1.11 ($1.54) per share for a total value of $69,131 as compensation.

On December 31, 2015, a private placement was completed to issue 31,532 common shares at USD$1.11 per share for gross proceeds of USD$35,000 ($48,441).   The shares were subscribed for by a family member of an officer.

On December 31, 2015, a consultant was issued 10,000 common shares for services rendered in the amount USD$11,100 ($15,362), another consultant was issued 93,000 common shares for services rendered in the amount of USD$103,229 ($142,870) (see Note 10) and a third consulting firm was issued 13,874 common shares for services rendered in the amount of USD$15,400 ($21,314), these amounts have been recorded as professional fees on the condensed interim statements of operations and comprehensive loss.

The value of the shares issued on December 31, 2015 was based on the EPA which has been signed with an independent third party who has committed to purchase up to USD$750,000 worth of the Company’s common shares, therefore the Company has concluded that common shares issued under the EPA are more reflective of the fair value of the common shares than the market trading price which has demonstrated a low volume of trading activity since the Company began trading in November 2015.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

8.) Capital Stock (continued)

Equity Purchase Agreement

On September 10, 2015 the Company entered into the “EPA”. The holder of the EPA is committed to purchase up to USD$750,000 worth of the Company’s common shares (the “Put Shares”) over the 12 month term of the EPA.  The Company paid to the holder of the EPA a commitment fee for entering into the EPA equal to 50,000 restricted common shares of the Company, valued at $67,195, based on the stock price in the most recent private placement.

From time to time over the EPA, commencing on the trading day immediately following the date on which the registration statement covering the resale of the Put Shares (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (the ”Commission”), the Company may, in its sole discretion, draw upon the EPA periodically during the term by the Company’s delivery to the holder of the EPA, a written notice requiring the holder to purchase a dollar amount in common shares (the “Draw Down Notice”).   The shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the holder on the date of the draw down may not exceed the lessor of (i) 4.99% of the Company’s outstanding common shares, (ii) USD$62,500 in any 30 days period or (iii) 100% of the aggregate trading volume for the 10 trading days immediately preceding the date of the Draw Down Notice without the prior written consent of the holder.  The purchase price per common share purchased under the EPA shall equal 65% of the lowest closing bid for the 10 days immediately preceding the date of the Draw Down Notice.  The Registration Statement was filed with the Commission on October 1, 2015 and to-date it has not been declared effective by the Commission.

 (b) Warrants

As at December 31, 2015, the following warrants were outstanding:

					Fair Value at
					December 31,
		Number of	Weighted	Grant Date	2015 of Vested
	Number of	Warrants	Average	Fair Value	Warrants -
Expiry Date	Warrants	Exercisable	Exercise Price	Equity	Liability
June 6, 2016	300,383	300,383	$2.24	$170,908	$-
June 7, 2016	5,000	5,000	$1.12	3,180	-
June 6, 2017	22,500	22,500	$1.12	16,110	-
April 1, 2017	425,500	100,500	USD $0.04	-	150,449
			$(0.055)
October 22, 2016	3,350	3,350	USD $1.50	-	2,265
			$(2.07)
November 30, 2016	8,850	8,850	USD $2.00	-	5,868
			$(2.77)
	765,583	440,583	0.99	$190,198	$158,582

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

8.)         Capital Stock (continued)

i)
In connection with a consulting agreement (see Note 10), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.055) at any time prior to April 1, 2017.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($346,000) raised in an offering, fully vesting upon USD$1,500,000 ($2,076,000) being raised.  The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

For the three and nine month periods ended December 31, 2015, the Company recorded $Nil and $Nil, respectively, (2014 - $Nil and $358,325, respectively) as compensation expense for warrants issued to a consultant for service, net of a market adjustment for the three and nine month periods ended December 31, 2015 of $42,811 and $42,811, respectively (2014 - $141,000 and $151,000, respectively). This expense was recorded as professional fees on the statements of operations and comprehensive loss.

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

As at December 31, 2015, the fair value of the 437,700 warrants exercisable in USD, was $645,177 which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 158%; risk-free interest rate of 0.4% and expected term of 1.24 years.  Of this amount, $158,582 was reflected as a liability as at December 31, 2015, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at December 31, 2015.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 12).  The Company’s computation of expected volatility during the period ended December 31, 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

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

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

8.)  Capital Stock (continued)

(c) Stock-based compensation (continued)

The total number of options outstanding as at December 31, 2015 was 505,000 (March 31, 2015 – 505,000). The weighted average grant date fair value of options granted during the period ended December 31, 2015 was $n/a (2014 - $1.18).  The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,462,017 as at December 31, 2015 (March 31, 2015 – 1,388,461).

For the three and nine month periods ended December 31, 2015, the Company recorded $94,849 and $282,875, respectively (2014 - $234,066 and $234,066, respectively) as stock-based compensation for options and common shares issued to directors, officers and consultants based on continuous service. This expense was recorded as stock based compensation on the statements of operations and comprehensive loss.  Additionally, for the three and nine month periods ended December 31, 2015, the Company recorded $179,546 and $179,546,  respectively (2014 - $nil and $nil, respectively) as professional fees for common shares issued to consultants for services rendered. This expense was recorded as professional fees on the statements of operations and comprehensive loss. The activities in options outstanding are as noted below:

	Number of Options Granted	Weighted Average Exercise Price
Balance, March 31, 2015	505,000	$1.73
Granted	-	-
Balance, December 31, 2015	505,000	$1.73

The following table presents information relating to stock options outstanding and exercisable at December 31, 2015.

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.73	505,000	3.95	398,333	$1.73	3.95

9.)	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the nine month periods ended December 31, 2015 and 2014.  The Company has non-capital loss carryforwards at December 31, 2015 totalling approximately $1,338,000, which may be offset against future taxable income.  If not used, the loss carryforwards will expire between 2029 and 2036.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

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

2016 (remaining)	$ 6,500
2017	25,994
2018	26,328
2019	17,552

For the three and nine month periods ended December 31, 2015, rental expenses related to this lease were $6,500 and $19,499 (2014 – $6,433 and $19,299).

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  On December 31, 2015, the Company extended the contract to December 31, 2016.  In consideration of the contract extension, the Company issued 93,000 common shares to Connectus, Inc. as compensation, which has been recorded as professional fees on the condensed interim statements of loss and comprehensive loss.  Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company.  Each warrant is exercisable at USD$0.04 ($0.055) per share for a period of three years.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($346,000) raised in an offering, fully vesting upon USD$1,500,000 ($2,076,000) being raised.  During the year ended March 31, 2015, the President of the Consultant became a director of the Company.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

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

On September 24, 2015, the Company signed a consulting agreement with an Investor Relations firm with terms commencing immediately and ending on September 30, 2016.  Consideration payable under the consulting agreement include a monthly fee of USD$7,500 payable in a combination of cash and restricted stock.

In addition, the Company has a contingent commitment to pay its US Legal Firm an amount of USD$50,000 ($69,200) upon future funds being raised.  The payable is contingent upon the successful raising of future financing.  A liability of an estimated amount of USD$50,000 ($69,200) has been accrued as the Company has determined that the loss contingency is probable and included in accounts payable and accrued liabilities on the condensed interim balance sheet.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

11.) Related Party Transactions

Included in accounts payable and accrued liabilities as at December 31, 2015 is $52,030 (March 31, 2015 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

See also Notes 5, 6, 8(a) and 8(c).

Amounts receivable from shareholder as at December 31, 2015 of $21,064 (March 31, 2015 - $29,967) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 10).  The amount receivable is unsecured, non-interest bearing and repayable upon demand.

12.)  Financial Instruments

(a)  Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at December 31, 2015, the Company had cash of $29,723 (March 31, 2015 - $3,084) to settle current liabilities of $794,482 (March 31, 2015 - $894,022).  All of the Company's financial liabilities other than the warrant liability of $158,581 (March 31, 2015 - $364,878) and the Convertible Note of USD$25,000 ($34,600) (March 31, 2015 - $nil) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

12.)	Financial Instruments (continued)

(b)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000.  As at December 31, 2015, the Company held $29,723 (March 31, 2015 - $3,084) with a major Canadian chartered bank.

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

 (e)  Derivative liability – warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 8(b).  The warrants have an exercise price of USD$0.04 ($0.055).  The warrants are exercisable at any time prior to April 1, 2017.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with the settlement of a vendor’s account, the Company granted warrants to purchase up to 3,350 common shares of the Company.  The warrants have an exercise price of USD$1.50 ($2.08).   The warrants are exercisable at any time prior to October 22, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with a private placement, the Company granted warrants to purchase up to 8,850 common shares of the Company.  The warrants have an exercise price of USD$2.00 ($2.77).  The warrants are exercisable at any time prior to November 30, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other that the Company’s functional currency.

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

12.)	Financial Instruments (continued)

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability – Warrants	$158,582	$-	$-	$158,582

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2015 and March 31, 2015:

	December 31,	March 31,
	2015	2015
Balance at beginning of period	$364,878	$-

Additions to derivative instruments, recognized in earnings as professional fees	-	$240,000
Additions to derivative instruments as a result of issuance in settlement of debt	-	$2,060
Additions to derivative instruments as a result of issuance of units	-	$6,213
Derivative instruments exercised	$(249,384)	$(32,675)
Change in fair market value, recognized in operations as professional fees	$43,088	$149,280
Balance at end of period	$158,582	$364,878

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), expected volatility, risk free rate, expected dividend rate and expected estimated life.  The Company estimated the value of the warrants using the Black-Scholes model.  There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended December 31, 2015 and March 31, 2015.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at December 31, 2015:

December 31, 2015
Number of shares underlying the warrants	437,700
Fair market value of the stock	$1.54
Exercise price	USD$0.09 ($0.1257)
Expected volatility	158%
Risk-free interest rate	0.40%
Expected dividend yield	0%
Expected warrant life (years)	1.24

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to the Condensed Interim Financial Statements
(Stated in Canadian Dollars)
(unaudited)
December 31, 2015 and 2014

13.)	Subsequent Events

(a)	The Company’s application to the OTCQB Market Place was accepted on January 5, 2016.

(b)
On January 4, 2016, the Company issued a total of 425,000 stock options with an exercise price of $2.43 to directors and officers of the Company with an expiry period of 5 years.  The stock options vest as follows:  i) 1/3 on the date of grant; ii) 1/3 on the first anniversary and iii) 1/3 on the second anniversary.

(c)	On January 5, 2016, additional common share purchase warrants were exercised for the purchase of 31,000 common shares for gross proceeds of USD$1,240 ($1,665).

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2015.

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
We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of the recently negotiated convertible note, equity line of credit and shareholder advances the Company has adequate capital resources to fund its operations through to the end of February 2017 on the assumption that the conditions precedent to draws on the equity line of credit are satisfied, including the requirement that the Company’s registration statement with respect to the equity line of line is declared effective by the Securities and Exchange Commission, and that the trading volume in the Company’s shares is adequate to permit maximum draws under such equity line. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company as early as feasible in order to fund operations going forward. If the funding from the private placement or direct offering is not available in a timely manner then management will continue foregoing salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares, preferred share offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the green technology industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

For the three months ended December 31, 2015

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2015, we had an accumulated deficit of $2,609,076. For the quarters ended December 31, 2015 and 2014, we had a net loss attributable to common stockholders of $487,263, and $568,906, respectively. The more significant expenditure changes were management and contract fees by $92,875 and professional fees increased by $127,868 during the 3 month period ended December 31, 2015 compared to December 31, 2014 while the stock based compensation decreased by $139,217.     The additional changes in expenditure in the current 3 month period ended December 31, 2015 related to business development of $952, office and general expenditures were reduced by $6,616, occupancy costs reduced by $885, research and development reduced by $15,035 while travel expenses increased by $1,867.   As a result of the Company being in a loss position, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations.

Revenues.

We had no revenues for the three months ended December 31, 2015 and 2014 respectively.

Operating Expenses

The operating expenses decreased in the three month period ended December 31, 2015 of $487,263 compared to the same period of 2014 of $568,906.   This substantial decrease was a result of management substantially reducing operations due to an unavailability of capital to fund operating losses.   With the movement to the OTCQB trading market the Company anticipates that it will be easier to raise capital and scale up operations but there can be no assurance to this effect. If capital is available we anticipate expenses will increase substantially.

Other Expenses.

Nil

Net Loss.

The Company recognized a net loss of $487,263 for the three month period ended December 31, 2015 as compared to a net loss of $568,906 for the same period of 2014.   Changes in net loss are primarily attributable to operations being put on hold while the Company waits for the commencement of public trading quotes of the Company’s common shares in order to facilitate the access to new sources of capital to implement the business plan.

Liquidity and Capital Resources

Net cash used by operating activities was $83,589 and $70,305 for the three month periods ended December 31, 2015 and 2014, respectively.  The increase is attributable to the hold being placed on the implementation of the business plan while the Company waits for the realization of funding from the equity line of credit and the fund raising activities currently being implemented..   The Company had a working capital deficiency of $668,509 as of December 31, 2015 compared to $989,262 as of December 31, 2014.

On March 11, 2014 and as amended on July 18, September 3, 2014, on September 5, 2014 and again on December 31, 2015, the Company entered into a consulting agreement with Connectus Inc. (the “Agreement”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to the Agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant will be exercisable at USD$0.040 per common share for a period of three years.  Of the warrants granted, 300,000 vested on September 3rd, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($346,000) raised in the offering, fully vesting upon USD$1,500,000 ($2,076,000) being raised.    All of the Company's financial liabilities other than the warrant liability of $158,582, convertible note of $15,532 and advances from shareholders of $352,474 have contractual maturities of less than 30 days and are subject to normal trade terms.
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

For the nine months ended December 31, 2015

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2015, we had an accumulated deficit of $2,609,076. For the nine months ended December 31, 2015 and 2014, we had a net loss attributable to common stockholders of $799,703, and $1,149,001, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Revenues.

We had no revenues for the nine months ended December 31, 2015 and 2014.

Operating Expenses

The operating expenses decreased in the nine month period ended December 31, 2015 ($806,918) compared to the same period of 2014 ($1,149,001).  By managing the operations within the capital available, management and contract fees decreased by $212,750, occupancy costs decreased by $6,420, professional fees by $157,198, research & development decreased by $27,776, office  and general decreased by $19,939 and stock based compensation increased by $48,809, as stock options were not granted in 2015 whereas they were granted in December 2014; however, shares were granted as compensation to management in December 2015.

Other Expenses.

None

Net Loss.

The Company recognized a net loss of $730,703 for the nine month period ended December 31, 2015 as compared to a net loss of $1,149,001 for the same period of 2014.   Changes in net loss are primarily attributable to changes in expenses, each of which is described above.

 Liquidity and Capital Resources.

Net cash used by operating activities was $158,427 and $334,262 for the nine month period ended December 31, 2015 and 2014, respectively.

The Company had a working capital deficiency of $668,509 as of December 31, 2015 compared to $845,406 as of March 31, 2015.

On March 11, 2014 and as amended on July 18, September 3, 2014 on September 5, 2014 and again on December 31, 2015 the Company entered into a consulting agreement with Connectus Inc. (the “Agreement”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to the Agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant will be exercisable at USD$0.040 per common share for a period of three years.  Of the warrants granted, 300,000 vested on September 3rd, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($346,000) raised in the offering, fully vesting upon USD$1,500,000 ($2,076,000) being raised.    All of the Company's financial liabilities other than the warrant liability of $158,582 and the convertible note for $15,532 have contractual maturities of less than 30 days and are subject to normal trade terms.  The increase in the working capital deficiency is largely due to the recognition of the liability for the warrants.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of December 31, 2015, the Company has a working capital deficiency of $668,509 (March 31, 2015 - $845,406) and an accumulated deficit of $2,609,076 (March 31, 2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

See the risk factor identified in the Company's registration statement on Form S-1 (Commission File No. 333-207232) which are incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

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

On December 31, 2015, the Company issued an aggregate of   72,465 Common Shares  to two related parties  in exchange for the cancellation of  $176,090 of indebtedness, including interest thereon.  Also, on December 31, 2015 the Company issued  20,468 Common Shares to a related party for USD$35,000.  These issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Also, as of December 31, 2015 the Company issued to three members of management and its outside counsel an aggregate of 40,000 common shares under the Company's Stock Incentive Plan.  The issuance of these common shares was exempt from registration under Section 4(2) of the Securities Act and/or Regulation S thereunder.

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

Algae Dynamics Corp. a Canadian Corporation

Date: February 16 , 2016	By:	/s/ Ross Eastley
Ross Eastley Chief Financial Officer (Chief Financial and Principal Accounting Officer)