Form 10-K
period 2016-03-31
Algae Dynamics Corp.
filed 2016-07-05
CIK 1607679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
Common Shares, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter the aggregate voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter  is $1,922,797.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares	Outstanding at June 29, 2016
Common Stock, no par value per share	9,759,425 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

ALGAE DYNAMICS CORP.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussion in this Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth below or in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	the “Registrant,” “Company,” “we,” “us,” and “our” refer to the business of Algae Dynamics Corp., a Canadian corporation, and its subsidiary;

●	“Exchange Act” refers the United States Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the United States Securities Act of 1933, as amended;

●	“U.S. dollars,” and “USD$” refer to the legal currency of the United States; and

●	“$” refer to the legal currency of Canada as the financial statements are stated in Canadian Dollars.

In the discussion of our business below, we frequently make reference to a market report obtained from Frost & Sullivan (hereafter "F&S") dated August 2015, which was commissioned and paid for by us. These references are noted by a superscript numeral "1."

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

Assuming receipt of funding in accordance with its financing strategy, the Company is ready to build its first commercial scale system within 8 - 10 months to be followed by multiple additional systems as part of its commercial growth strategy. The Company will generate revenue by supplying algae biomass in a powder form or oil that can be used as nutrient rich ingredients for its customers.

EPA (eicosapentaenoic acid) and DHA(docosahexaenoic acid) are long-chain omega-3 fatty acids.  Studies have shown that EPA and DHA are important for proper fetal development, including neuronal, retinal, and immune function. EPA and DHA may affect many aspects of cardiovascular function including inflammation, peripheral artery disease, major coronary events, and anticoagulation. EPA and DHA have been linked to promising results in prevention, weight management, and cognitive function in those with very mild Alzheimer’s disease. Source: Advances in Nutrition -An International Review Journal January 2012.

(DHA) Algae oil prices are trading in the range of $60 to $90 per kilogram today depending on DHA concentration and country of origin, however, algae oil is typically selling for $70 to $75 per kilogram. (source: F & S May 24th. 2016).

The average price observed for Chlorella, an algae based protein powder of a type to be produced by the Company, was approximately €26.83/kg (US$30.59) in 2015, in bulk form, ranging from less than €10 (US$11.40) to more than €40 (US$45.60). Chlorella products on the upper range will be products produced from environmentally-controlled closed systems with 3rd party-substantiated quality claims. Users of these high-end products  are dietary supplement, medical food, and personal care producers in the West. (F & S August 2015)

Our key competitive advantage is process engineering control which management believes ensures the best possible outcomes for each algae species at a low cost. Growing algae successfully requires a blend of a controlled environment and species selection. The Company's production flexibility and tight control allows it to interchange selected species for improved algae yield and quality or client and marketplace demands as required. This provides an immediate and long term competitive advantage which the Company believes will allow it to quickly and profitably enter the market as R&D on species selection evolves.

Through its assignment of rights agreement with researchers at the University of Waterloo, the Company has access to proprietary algae species developed in the researcher's labs that management believes have very high growth rates and nutrient content. The design enables full control of all cultivation parameters allowing Algae Dynamics to achieve optimum growing conditions for any algae species. As well, a unique CO₂ delivery system enhances delivery efficiency and minimizes CO₂ losses from the system. In essence, Algae Dynamics is combining expertise in the science of algae cultivation with the efficiency of thoughtful engineering.

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

BioSilo®

Algae Dynamics has engineered a proprietary algae production technology, the Algae Dynamics BioSilo®, which maximizes growth and purity, while minimizing its footprint through a modular design. It allows us to cultivate a wide variety of algae species tailored to the nutrient and purity requirements of our prospective customers. BioSilo® is a novel method of cultivating algae that combines the positive features of open pond systems with those of enclosed photobioreactor algae production systems. The system produces a continuous supply of ultra-pure algae biomass in high volumes. The design's small footprint and scalability results in very low maintenance cost. The BioSilo ® is capable of producing a variety of species, including Chlorella and algae suited for Omega-3 rich Algae oil.

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

During the cultivation process, the mammalian cells exhibit four phases:

1. lag phase

2. exponential growth phase

3. stationary or production phase and

4. end of life phase

To achieve the highest biological product yields possible in the least amount of time, we have sourced sensors and controls to be installed in the scaled-up Pro-BioSilo®. These sensors, which measure states such as dissolved oxygen, dissolved CO₂, pH, temperature and conductivity, have been sourced, purchased and are being installed into both 50 and 100 liter bioreactors. The data equation and control units have been purchased and are ready to be installed together with air, oxygen and nutrients/medium feeding connections. In order to achieve the highest biological product yield without compromise on purity and quality, the system must have two distinct production phases. In the first phase the process is to ensure quality not quantity. All procedures should concentrate to provide the best condition for biological life in order to maximize product quality ignoring yield. After the growing parameters are established the second process is employed to maximize the growth. In the case of algae growth under heterotrophic conditions the cells multiply very fast. The objective when producing products such as Chlorella is to modify the growing parameters in order to establish a steep growing curve and harvest at “the midpoint” at which algae is young and healthy. In contrast, when growing algae to maximize lipids (omega oil), the maximum density and maximum lipid production is achieved at the top flat portion of the growth cycle.

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

Intellectual Property

Algae Dynamics is protecting its technological advantage through a two-pronged strategy. Firstly, a United States Patent (US 8,800,202 B2) Bioreactor was issued August 12, 2014, a second US patent (US 14/334,909) has been filed  and a Patent Application (CA 2,735,635) on the same claims as the U.S. patent has been filed for Canada.
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

Secondly, significant know-how and proprietary in-house knowledge were acquired during development at the University of Waterloo, with the result that  the engineering component of intellectual property related to the BioSilo® is a significant part of the “secret sauce”.  As well, the Company has identified proprietary algae species isolated by phycology (the study of algae) scientists at the University of Waterloo, Drs. K. Muller and B. McConkey. Algae Dynamics has exclusive access to these species. These species which are not genetically modified have been selected for their high nutrient values.

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

The Company has moved into an industrial facility to commission a commercial cultivation system in readiness for commercial roll out. To date, Algae Dynamics has obtained investments from a variety of sources:

Amount ($)
Ontario Power Authority (Grant)	$250,000
Scientific Research and Experimental Development Tax Credit	72,400
Founders Cash	383,990
Private Funds raised as of March 31, 2016	771,901
Total	$1,478,291

Marketing Strategies

The Company intends to enter the North American market through food/beverage and health supplement distributors as well as food and beverage manufacturers directly. Many of these companies have distribution globally which could provide Algae Dynamics access to world markets. In   addition, the Company intends to develop a direct to consumer strategy with its line of branded products.

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

The execution of the business plan has been put on hold until the appropriate commitments have been made for funding.   In    order to move forward the Company has entered into an agency agreement with Midtown Partners LLC (a registered broker/dealer based in New   York) as of May 19, 2016 with the objective being to raise up to $10 Million. The Company is projecting that $2 to $3 Million is required to implement the first phase of the business plan.  The initial funding is expected to be comprised of a combination of debt and equity.

The financing will provide working capital for the Company to execute its long term plan as well as facilitating the initial development of the branded products strategy. The launch of the branded product strategy will involve the implementation of an awareness program for the Company’s brand as  well  as  the establishment of an online ecommerce distribution model .

The Company will build brand awareness by working with a brand/marketing management professional, specializing in the health food and supplement market, to have packaged products available for sale to customers (online and retail) as well as ingredient to sell   wholesale.

We are also utilizing channel partners, or indirect connections to obtain introductions to potential customers.

Global Omega-3 Ingredients Market

In 2014, total revenue for the global omega-3 ingredients market was $1.8 billion and is expected to reach $2.9 billion in 2025, growing at a compound annual growth rate (CAGR) of 4.2%. 1

The demand for omega-3 dietary supplements in the United States and Western Europe will be approximately 2% year-over-year growth. 1

This growth continues to be supported by a strong drive by the industry to continue to invest in clinical research and development. This helps to not only demonstrate known health benefits, such as its impact on blood, lipid levels, but also the discovery of previously unknown health benefits like cognitive and eye health. (source: 1 F & S. August 2015)

World Demand for Algae-Derived Products

Algae oil is a good source of DHA and is widely promoted for its cognitive health benefits in infant formula and other formulas throughout the world.

Globally, the infant formula application represented about 48.9% of microalgae-based DHA oils sold, followed by dietary supplements with about 28.4%, and food & beverage at 19%. (source: F & S July 2014)

Algae-based Omega-3 Market

Algae in the Omega-3 market is well established and Algae Dynamics’ algae biomass business is validated by production of Omega-3 derived from algae. This will be a significant opportunity for Algae Dynamics, given that the Omega-3 ingredients market is expected to reach $2.9 billion in 2025, growing at a compound annual growth rate of 4.2%. (source: F & S August 2015).

Specifically, Algae Dynamics expects to see a more significant growth rate within the algae-derived Omega-3 segment.

DHA Algae oil prices are trading in the range of $60 to $90 per kilogram today depending on DHA concentration and country of origin, however, algae oil is typically selling for $70 to $75 per kilogram. (source: F & S May 24th. 2016).

Traditionally, fish oils were the main source for omega-3 Polyunsaturated Fatty Acids (PUFAs), but their usage was limited due to problems such as unpleasant odor and taste, and poor oxidative stability (less shelf life). (source: F & S July 2014). However, recent technological advancements have enabled some manufacturers to overcome these formulation  challenges.

The global omega-3 market was estimated to be US$14.5 billion in 2013 and is expected to reach US$21.7 billion by 2019, growing at a CAGR of 7.0% from 2014 to 2019. In 2013, the global omega-3 market was dominated by Europe and Asia-Pacific, with estimated 34.5% and 31.0% shares, respectively. Omega-3 is the most consumed ingredient as compared with fiber because of its wide-ranging applications in food, pharmaceuticals and dietary supplements. Various health concerns such as obesity, cardiac failure and neural disorders are driving the consumers toward nutraceuticals that contain omega-3 fatty acids as a main ingredient. The European omega-3 market was estimated to be US$5.0 billion in 2013 and is expected to reach US$7.7 billion by 2019, growing at a CAGR of 7.8% from 2014 to 2019. Consumers are ready to spend premium amounts for quality nutraceutical products, which drive demand for omega-3 fatty acids in Europe. Asia-Pacific’s market for omega-3 was estimated to be US$4.5 billion in 2013 and is expected to reach US$6.7 billion by 2019, growing at a CAGR of 6.9% from 2014 to 2019. There is an increasing number of cardiac disorders due to unhealthy food habits owing to changing lifestyles of the people in the Asia-Pacific region. Omega-3 fatty acids control the cholesterol, which is raising demand for them in the Asia-Pacific region. (source: BCC Research November 2014)

The North American omega-3 market was estimated to be US$4.0 billion in 2013 and is expected to reach US$5.9 billion by 2019, growing at a CAGR of 6.5% from 2014 to 2019. Supplements are the largest application segment that drives North America’s omega-3 market. (source: BCC Research November 2014)

Beverages and supplements dominate the global nutraceutical omega-3 market with 50.3% of share in 2013. The omega-3 based nutraceutical beverages and supplements market was estimated to be

US$7.3 billion in 2013 and is expected to reach US$11.5 billion by 2019, growing at a CAGR of 8.1% from 2014 to 2019. (source: BCC Research November 2014)

The omega-3 PUFAs ingredients market analyzed in this study include EPA and DHA omega-3s from marine oils such   as fish oils, krill oils, squid oils, and algal oils. The end use application markets covered in the report include dietary supplements, food &       beverages, pet nutrition, infant nutrition, pharmaceuticals and clinical nutrition. Worldwide, consumption of omega-3 PUFAs, estimated at 123.8 thousand metric tons worth US$2.3 billion in 2013, is forecast to be 134.7 thousand metric tons valued at US$2.5 billion in 2014. By 2020, it is projected that demand for omega-3 PUFAs globally will reach 241 thousand metric tons with a value of US$4.96 billion, thereby posting a volume CAGR of almost 10% and a value CAGR of 11.6% between 2013 and 2020. (source: Health & Nutrition, Omega-3: A Global Market Overview, February 25, 2014)

Algae oils represent approximately 16.8% of the global Omega-3 Ingredients market, and are expected to increase their market share, as indicated above. Algae Dynamics is focused on providing North American clients with ultra-pure algae products; however Algae Dynamics recognizes that the market for its potential products is global in nature, connecting Algae Dynamics’ business to many other markets around the world. Algae-derived Omega-3 is a relatively new entry into the food and beverage additive industry, competing against fish oil which has been produced for centuries. Microalgae Oils generate 34.8% revenue of the global Omega-3 ingredients market. (source: F & S August 2015)

In 2012, the global market for microalgae based DHA +30% oil was estimated to be nearly $350 million, and about 4,614 metric tons. Globally, the infant formula application represented about 48.9 percent (unit shipment) of microalgae based DHA +30% oils sold, followed by dietary supplements with about 28.4 percent. Food and beverage was 19.4 percent of the volumes. (source: F & S May 2014)

Algae Omega-3 - Growth Factors

●	Sustainability of marine sources of omega-3 is rapidly becoming a key concern, particularly in light of the recent estimate by the Global Organization for EPA and DHA Omega -3 “GOED” indicating that based on the World Health Organization’s omega-3 intake recommendation of 250 milligrams (mg) per day, 650 thousand metric tons of DHA and EPA are required relative to current ocean capacity of 530,000 tons. (source: www.nutraingredients-usa.com October 2014)

●	Algae-based omega-3 oils are perceived to be sustainable, vegan friendly, and free of contamination such as heavy metals. They are therefore becoming increasingly popular with end users. 1

●	Additionally, the fishing industry is constrained by fishing quotas of about 1 million metric tonnes annually, therefore it is anticipated that fish oil demand will exceed supply by 2017. This opens up the market to other sources of omega-3 ingredients, such as algae. 1

●	Despite there being an increasing trend for consumers to demand heart health solutions, which drives growth of the omega-3 ingredients market, there continues to be quality concerns that negatively impact consumer adoption. These quality concerns relate to inconsistent quality compositions of raw materials and the fear of toxin contamination, which is dependent on technology and raw material origins. 1

●	In 2010, the industry witnessed several class action lawsuits stating that various industry participants did not effectively report the amount of mercury and polychlorinated biphenyls (PCB) in fish-based products. (source: 1 F & S August 2015)

Chlorella Market

Due to strict safety regulations and commercial factors, Chlorella is one of the few microalgae species eligible for human consumption. Algae Dynamics’ business model initially focuses on the cultivation of Chlorella, a species which Algae Dynamics believes has underutilized properties:

Ounce per ounce, Chlorella contains the following:

●	Six times more beta-carotene than spinach.

●	More dietary fiber than leading fruits and vegetables.

●	More complete protein per serving than soy – and twice as much as steak.

●	Higher nucleic acid content than any food – even more than sardines – for slowing down the visible signs of aging.

●	50 times the antioxidants and flavonoids as Vitamin C or Vitamin E for fighting free radical damage.

●	18 powerful amino acids including glutamic acid to help sharpen memory and defense boosting lysine, and arginine to enhance your natural production of immune cells.

●	More than 20 vitamins and minerals to encourage optimum health and energy.

In 2014, the global market for chlorella powder ingredients was estimated to be €148.8 million (US$169.6 million), corresponding to 6,600 metric tons of demand. 1

In 2015, the average price observed was approximately €26.83 (US$30.59) in 2015, in bulk form, ranging from less than €10 (US$11.40) to more than €40 (US$45.60). Chlorella products on the upper range will be products derived from environmentally-controlled closed systems with 3rd party-substantiated quality claims. Users of these high-end products are dietary supplement, medical food, and personal care producers in the West. 1

In 2017, the global market for chlorella powder ingredients is expected to be over 10,000 metric tons of demand and the food and beverage application in the Asia-Pacific region (APAC) will account for two-thirds of chlorella powder ingredients sold. Other significant market opportunities will exist in the dietary supplement/functional food sectors in North America and Europe. 1

It is expected that price will grow at an estimated compound annual growth rate of 7.9% from 2014 to 2020. 1

Chlorella is claimed to help fight several types of cancer, bacterial and viral infections, enhance the immune system, lower blood pressure and cholesterol levels, and promote healing of intestinal ulcers, diverticulosis, and Crohn's disease. It is said to "cleanse" the blood, digestive system, and the liver. 1

Chlorella contains vitamin C and carotenoids, both of which are antioxidants that help block the action of free radicals (activated oxygen molecules that can damage cells). Chlorella is also reported to contain high concentrations of B-complex vitamins. (source: 1 F & S August 2015)

Nutritional and Functional Food Ingredients Market for Algae Biomass

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

In 2014, total revenue for the global chlorella was €148.8 million (US$169.6 million) and is expected to reach €666.8 million (US$760 million) in 2020, growing at a CAGR of 28.4%. Growth will be driven by the increasing demand for protein ingredients. As well, the lower euro value relative to the US dollar increases growth. 1

The APAC market leads in terms of demand due to chlorella products being an integral part of many APAC countries cuisine, but Europe and North America are expected to make up ground by 2020. (source: 1 F & S August 2015)

Sales & Marketing Strategy

Globally, there were 351 products containing Chlorella launched between February 2013 and April 2016: 180 in the food category; 91 in the drink category, and 80 in the pet products category. (source: Agriculture Canada April 2016)

Algae Dynamics intends to enter the North American market through food and health supplement distributors as well as food and beverage manufacturers directly. Many of these companies have distribution globally which could provide Algae Dynamics access to world markets.

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

Algae Dynamics is also utilizing channel partners to gain access to potential clients. Key channel partners are:

Bioenterprise Corporation, a business accelerator and commercialization agent. Bioenterprise was established to help promote the creation, growth and expansion of businesses engaged in agri- technologies. Acting as coach and catalyst, Bioenterprise works with companies at all stages, from start-ups to emerging and well- established businesses. Through their global network of industry contacts and professionals, they are able to assess the critical components needed to mitigate risks inherent in early stage business. Areas of expertise include; market/industry research and competitive analysis, nutraceutical, functional food, and biomaterial based technologies. Algae Dynamics is working directly with Jessica Bowes, M.Sc. in Human Health & Nutritional Science, Sr. Business Analyst, Food Nutrition & Health.

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

As noted in the Marketing Strategies section implementation of the business plan, including the development of the branded product strategy noted therein is dependent on financing.

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

Companies Developing Enclosed Photobioreactors

Cultivating algae in enclosed photobioreactors has drawn a lot of attention in recent years due to the ability to better control algae cultivation conditions. We believe this has resulted in larger algae yields compared to open pond systems, with some photobioreactor systems able to reach 150g/m2/day biomass production compared to 3,600g/m2/day for Algae Dynamics’ technology. However, this production rate was achieved only at laboratory scale but, in any event, appears lower than Algae Dynamics’ production rate.

The market is continually facing competition from other competing nutritional ingredients. However, the wide range of health benefits offered by PUFA ingredients is unmatched. 1

Having a strong scientific focus in this industry is critical in terms of gaining and maintaining a sustainable competitive advantage. (source: 1 FAS. August 2015)

Total Omega-3 and Omega-6 PUFA Ingredients Market – Competitive Landscape

Microalgae Production Capacity and Insights by Selected Industry Participants, Global, 2012

Microalgae Production Capacity/Tons,

Company	System	2012
Lonza Group	Closed system/bioreactor	12,500
Royal DSM	Close system/bioreactor	5,000
Seambiotic Ltd.	Open pond technology	2,500
Solazyme	Closed system/bioreactor	N/A
Soliance	Closed system/bioreactor	100
Heliae Inc.	Algae cultivation supplier	1
Aurora	Open pond technology	1,750
Cellana	Open pond technology	180
AlgaeBio	Closed pond technology	10
Roquette	Closed system	250
Enzymotec	Produces DHA from fish sources	N/A

Updated Competitive Landscape

The top 3 Tier I companies (DSM, BASF, Wuxi Xunda Marine Biological Products) in the total omega-3 ingredients market occupy 52% of the global market and the selected Tier II companies occupy a combined 14% of the global market.

(source: F & S August 2015)

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

Algae Dynamics Response. The Algae Dynamics BioSilo® will be in an environment which meets good manufacturing practices for the production of nutriceuticals and the modular design facilitates isolating contamination. Each module can be disinfected and re-inoculated.

4.	CO₂ delivery must be efficient. Most systems rely on “bubbling” of CO₂ into the algae allowing large amounts to pass through the culture to the atmosphere reducing CO₂ sequestration by the algae.

Algae Dynamics Response. The Algae Dynamics BioSilo® has a unique CO₂ delivery system that significantly reduced bubbling and CO₂ loss to the atmosphere.

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

Description of Properties and Production Plans

The Company has entered into a five year operating lease, expiring November 2018, for Unit 37-4120 Ridgeway Drive in Mississauga, Ontario, which consists of 2,224 square feet of office and production facilities. The current space is adequate for the purpose of constructing an initial production system. The monthly base rental of the current facility is $1,362 plus the Company’s estimated portion of property taxes and operating expenses which are currently $810 per month. The Company will require additional space for multiple production systems; however, suitable facilities are readily available.

The Company is projecting that $2 to $3 Million is required to implement the first phase of the business plan.  The initial funding will be   comprised of a combination of debt and equity.   Upon completion of the first phase of the planned financing, the Company expects to complete the build out of its production process within 8 months.  We estimate that the amount of time between commencement of production and product reaching market to be approximately 3 to 4 months.

The Company obtains its algae strains from the University of Waterloo. Other raw ingredients include water, nutrients, and carbon dioxide, all of which are readily available. During the first year of operations, we anticipate using approximately 1,526 gallons of water, 312 pounds of nutrients (such as glucose, chemical fertilizer, metal trace elements, and vitamins) and 3,330 pounds of carbon dioxide. When the Company commences production of algae, there will be certain lead times before completed products reach market.

When in service, the Company believes it will require only four employees to operate the initial production installation, a process control engineer, biochemical engineer, biochemical technician and a maintenance technician.

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

United States

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of food supplement products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”), and by various agencies of the states and localities in which the products are sold. The area of business that these and other authorities regulate include, among others:

●	claims and advertising;

●	labels;

●	ingredients; and

●	manufacturing, distributing, importing, selling and storing of products.

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

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), an amendment to the Federal Food, Drug and Cosmetic Act (“FDC Act”), established a framework governing the composition safety, labeling, manufacturing and marketing of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient "will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

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

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, the Company may be prevented from disseminating such literature in connection with Algae Dynamics products, and any dissemination could subject our products to regulatory action as an illegal drug.

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

Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of our products. In March 2009, the General Accounting Office (the “GAO”) issued a report that made four recommendations to enhance the FDA's oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

International

In Canada and foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

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

Growing parameters control		Benefits

-	Light source intensity	-	Extremely high purity levels

-	CO₂ absorption efficiency	-	Scalable

-	Algae cell mixing method and rate	-	Minimized cultivation costs

-	PH and temperature	-	Computer controlled process

-	Nutrients delivery ratio	-	Consistent nutrient composition

-	A Proprietary liquefied CO₂ technology that resolves the problems associated with widely used CO₂ diffusers (bubblers)	-	Computer controlled O2/N2/CO₂

		-	Continuous production 24/7 process without maintenance interruption

2. Space

Small production space requirements		Benefits – need to think in 3 dimensions

-	Stacks of shallow cultivation trays	-	Efficient use of space (volume not just area)

-	Compact light source (maximum absorption)	-	Minimize capital and operating cost

-	Combined CO 2 and nutrient supply system	-	Easy process component access

-	Recyclable media (water + minerals)	-	Automatic in-situ process control

-	Compact mixing and temperature control	-	Algae is harvested at the bottom, the water is cleaned and re-circulated for reuse

-	In-situ harvesting process

-	Maximum heating and cooling efficiencies to facilitate optimal growing conditions

3. Energy Requirements

Algae Dynamics Solutions		Benefits

-	Algae Dynamics uses a proprietary design taking advantage of gravity	-	Extremely efficient use of energy

-	Algae biomass solution flows down through the tank with optional conditions throughout the trays	-	Fewer moving parts reduces energy, labor and maintenance cost

		-	Use of LED lighting system provides additional energy efficiency

ITEM 1A. RISK FACTORS.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this Annual Report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common shares could decline, and you may lose all or part of your investment.

General Risk Factors

We have a limited operating history and number of commercialized products, have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability. As a result, our financial statements contain a "going concern" explanatory paragraph.

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At March 31, 2016, we had an accumulated deficit of $3,723,368. For the years ended March 31, 2016 and 2015, we had a net loss attributable to common shareholders of $1,913,995, and $1,087,289, respectively. As a result, the financial statements of the Company include an explanatory paragraph stating that there is substantial doubt that the Company will continue as a going concern. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of March 31, 2016, we had one U.S. patent allowed, two U.S. patent applications submitted and one Canadian patent pending and we anticipate filing additional patent applications in the medium term.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings,             motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in  the marketplace.

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

As part of the initial implementation process we will be putting in place product liability insurance at levels we believe will be sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance is adequate and, at any time, it is possible that this insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters, which could harm our business.

We could be harmed by data loss or other security breaches

As a result of certain of our direct to consumer services being web-based and the fact that we will process, store, and transmit data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

We face risks related to system interruption and lack of redundancy

We may experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently fulfilling orders, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts     of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders, which could make our product and service offerings   less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to   remedy.

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

Risks related to the Common Shares

Because we will likely issue additional Common Shares, investment in the Company could be subject to substantial dilution.

We have an equity line of credit with GHS Investments, LLC (“GHS”), which assumed the obligations under our equity purchase agreement with RY Capital LLC (the “EPA”).   At an assumed purchase price of US$0.504 (equal to 80% of the closing bid price of our Common Shares of US$0.63 on June 29, 2016), we will not be able to receive up to US$750,000 in gross proceeds, assuming the sale of the maximum amount pursuant to the EPA.  At this assumed purchase price, the maximum to be received under the EPA is US$201,600.

In addition, we anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Shares. If we do sell more Common Shares, investors' investment in the Company will likely be diluted. Dilution is the difference between what you pay for your shares and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company's Common Shares could seriously decline in value.

GHS will pay less than the then-prevailing market price for our Common Shares.

The Common Shares to be issued to GHS pursuant to the EPA will be purchased at a 20% discount to the lowest closing bid price of our Common Shares during the ten (10) consecutive trading days immediately after GHS receives our notice of sale. GHS has a financial incentive to sell our Common Shares immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If GHS sells the shares, the price of our Common Shares could decrease. If our share price decreases, GHS may have a further incentive to sell our Common Shares that it holds. These sales may have a further impact on our share price.

Your ownership interest may be diluted and the value of our Common Shares may decline by exercising the put right pursuant to the EPA.

Pursuant to the EPA, when we deem it necessary, we may raise capital through the private sale of our Common Shares to GHS at a price equal to a discount to the lowest closing bid price of the Common Shares for the ten (10) consecutive trading days after GHS receives our notice of sale. Because the put price is lower than the prevailing market price of our Common Shares, to the extent that the put right is exercised, your ownership interest may be diluted.  Furthermore, in our agreement with GHS we have agreed to “true-up” the effective purchase price of their shares if the price of our Common Shares declines following our exercise of our put rights.

We are registering an aggregate of 400,000 Common Shares to be issued under the EPA. The sales of such shares could depress the market price of our Common Shares.

We are registering an aggregate of 400,000 Common Shares under the registration statement of which this prospectus is a part, pursuant to the EPA. Notwithstanding GHS’s ownership limitation, the 400,000 shares would represent approximately 4.0% of our Common Shares outstanding immediately after our exercise of the put right under the EPA. The sale of these shares into the public market by GHS could depress the market price of our Common Shares.

We may not have access to the full amount available under the EPA.

Our ability to draw down funds and sell shares under the EPA requires that our resale registration statement be declared effective and continue to be effective. This registration statement registers the resale of 400,000 shares issuable under the EPA, and our ability to sell any shares issuable under the EPA is subject to our ability to have this registration statement registering the resale of these shares declared effective. Even if we are successful in causing this registration statement registering the resale of some or all of the shares issuable under the EPA to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, the number of shares we can put to GHS is limited by the trading volume of our Common Shares and if there isn’t sufficient trading volume we may not be able to sell shares under the EPA. Accordingly, because our ability to draw down any amounts under the EPA is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of US$750,000 under the EPA. As such, we cannot make any guarantee that we will be successful in accessing the full amount under the EPA.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the EPA, and as such, GHS may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

GHS has agreed, subject to certain exceptions listed in the EPA, to refrain from holding an amount of shares which would result in GHS or its affiliates owning more than 4.99% of the then-outstanding shares of our Common Shares at any one time. These restrictions, however, do not prevent GHS from selling shares of Common Shares received in connection with a put, and then receiving additional shares of Common Shares in connection with a subsequent put. In this way, GHS could sell more than 4.99% of the outstanding Common Shares in a relatively short time frame while never holding more than 4.99% at one time.

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

Existing management has significant stock ownership in the Company and will retain control of the Company in the future. As a result of such ownership  concentration, these individuals will have significant influence over the management and affairs of the Company and its business. It will also exert considerable, ongoing influence over matters subject to shareholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of the Company. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such a transaction would benefit other shareholders.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over  financial reporting beginning with the annual report for our fiscal year ending March 31, 2016. When and if we are a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company," each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common shares may decline.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common shares less attractive  to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited       to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Form 10-K and our other periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking shareholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of our initial offering in November 2014, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds USD$700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of USD$1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of March 31 of such fiscal year), or if we issue more than USD$1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in  our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Public Market for Common Shares

Since January 4, 2016, our Common Shares have traded   on the OTCQB operated by OTC Markets under the symbol “ADYNF”.   From September 17, 2015 until January 5, 2016 our shares traded on OTC Pink. The table below lists the high and low closing prices per share of our Common Shares from the date our shares were first traded on September 17, 2015, as quoted on OTC Markets. Prior to September 17, 2015, there was no public market for our Common Shares.

Quarter Ended	High	Low

September 30, 2015	$1.62	$1.60

December 31, 2015	$1.72	$1.59

March 31, 2016	$1.74	$0.10

On June 29, 2016 the closing bid of our Common Shares on the OTCQB was $0.62 per share.

Holders

We had approximately 37 record holders of our Common Shares as of June 29, 2016, according to the books of our transfer agent. The number of  shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed; however, we estimate the total number of shareholders to be approximately 90 to 100.

As of June 29, 2016, there were 9,759,425 common shares of our common stock issued and outstanding.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common shares, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common shareholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common shares by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance under Equity Compensation Plans

On December 11, 2014 our board of directors and majority shareholders approved the adoption of the Algae Dynamics Corp Stock Incentive Plan Algae Dynamics Corp Stock Incentive Plan (the “Equity Incentive Plan”).

The purpose of the Equity Incentive Plan is to foster and promote our long-term financial success and increase shareholder value by motivating performance through incentive compensation. The Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is largely dependent.

The Equity Incentive Plan became effective upon its approval by the majority of shareholders on August 28, 2014.   The Plan is a fixed stock option plan, under which the aggregate number of Common Shares which may be reserved for issuance in respect of all options, restricted stock awards and restricted stock unit awards under the Plan together with any options, restricted stock awards or restricted stock unit awards under any other employee stock option plans or other share compensation arrangements of the Corporation, shall not exceed 15% of the Corporation’s total issued and outstanding Common Shares.    At March 31, 2016 there were 9,701,051 common shares issued and outstanding.

The Equity Incentive Plan provides for the granting of non-qualified share options, to our employees, officers, directors and consultants.

Equity Compensation Plans as of March 31, 2016

	A	B	C
Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	930,000	$2.05	525,158
Equity compensation plans not approved by security holders	0	0	0
Total	930,000	$2.05	525,158

Note 1 The stock option plan is based on 15% of the number of common shares (9,701,051) and the number on the table is as of March 31, 2016.

Recent Sales of Unregistered Securities

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

On October 22, 2014, a consultant was issued 6,700 units in settlement of debt owed in the amount of USD$10,050 ($11,256), each unit comprised of one common share and one-half of one (1/2) common share purchase warrant. Each whole warrant is exercisable at USD$1.50 ($1.94) per share until October 22, 2016.

On November 24, 2014, the Company closed a further private placement for gross proceeds of $30,000. Pursuant to the private placement, the Company issued 17,700 units at USD$1.50 ($1.695) per unit for gross proceeds of $30,000, each unit comprising one common share and one-half of one (1/2) common share purchase warrant. Each whole warrant is exercisable at USD$2.00 ($2.59) per share until November 30, 2016.

Additionally, on November 22, 2014, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.046) per warrant for total cash proceeds of USD$1,000 ($1,113).

On June 25, 2015, 12,500 common share purchase warrants were exercised at USD$0.04 ($0.048) per warrant for total cash proceeds of USD$500 ($620).

On September 10, 2015, a consultant was issued 50,000 common shares for services rendered in the amount of $67,195, this amount has been recorded as professional fees on the statement of operations.

On November 5, 2015, 31,000 common share purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,240 ($1,632).

On December 18, 2015, 51,600 common share purchase warrants were exercised at USD$0.04 ($0.054) per warrant for total cash proceeds of USD$2,064 ($2,834).

On December 22, 2015, 31,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,240 ($1,735).

On December 31, 2015, 48,400 common share purchase warrants were exercised at USD$0.04 ($0.055) per warrant for total cash proceeds of USD$1,936 ($2,683).

On December 31, 2015, a private placement was completed to issue 31,532 common shares at USD$1.11 ($1.54) per share for gross proceeds of USD$35,000 ($48,441). The shares were subscribed for by a family member of an officer.

On December 31, 2015, a consultant was issued 10,000 common shares for services rendered in the amount of USD$17,200 ($23,805). Another consultant was issued 93,000 common shares for services rendered in the amount of USD$159,960 ($221,385), these amounts have been recorded as professional fees on the statement  of operations.

On January 4, 2016, 31,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,240 ($1,732).

On February 25, 2016, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,000 ($1,378).

Shares to be issued

On December 31, 2015, the term loan was converted into shares to be issued at a value of $54,975 based upon an estimated fair market value of USD$1.72 ($2.38) per share at the time of conversion.

On December 31, 2015, advances from related parties were converted into shares to be issued at a value of $117,526 based upon a fair market value of USD$1.72 ($2.38) per share at the time of conversion.

On December 31, 2015, the Company agreed to issue 45,000 compensatory shares to three officers of the Company with a fair market value of USD$1.72 ($2.38) per share for a total value of $107,123. This expense was recorded as stock based compensation on the statements of operations.

On December 31, 2015, a consulting firm was granted 13,874 shares to be issued for services rendered in the amount of USD$22,500 ($31,140), these amounts have been recorded as professional fees on the statement of  operations. These shares were issued on May 18, 2016

On March 31, 2016, a consulting firm was granted 15,264 shares to be issued for services rendered in the amount of USD$22,500 ($29,185), these amounts have been recorded as professional fees on the statement of  operations.

Subsequent to March 31, 2016, the Company entered into various agreements pursuant to which it has committed to issue up to 1,100,000 common shares of the Company to October 24, 2016, as compensation for services to be rendered. Within these agreements the commitment to Directors and Executive Officers totals 250,000 shares and the other significant commitments are to Tradersmasterpro.com, Inc for 750,000 shares and Midtown Partners & Co., LLC for 100,000 shares.

On May 4, 2016 the Board approved a term loan in the amount of $40,000 for bridge financing with a relative of one of the officers of the Company. The terms of the loan are that it is to be repaid on August 28, 2016 at a 30% premium.

On May 18, 2016, 44,500 warrants were exercised at USD$0.04 ($0.52) for gross proceeds of USD$1,780 ($2,164).

Since inception, we have issued 9,759,425 common shares to 46 investors. The proceeds totaled $771,901 and were used for working capital.

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

Results of Operations and Going Concern

We incurred a net loss of $1,913,995 for the year ended March 31, 2016, ( 2015 - $1,087,289).   We do not anticipate having a positive net income in the immediate future.  Net cash used by operations for the year ended March 31, 2016 was $209,919.   These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage, in accordance with ASC 9:115 and has not yet realized profitable operations and has relied on non-operational sources to fund operations.    In addition, as of March 31, 2016, the Company has a working capital deficiency of $765,356 (March 31, 2015 - $845,406) and has accumulated deficit of $3,723,368 (March 31, 2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.   The company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.   These circumstances raise substantial doubt as to the ability of the company to meet its obligations as they come due and accordingly, the appropriateness, ultimately, of the use of accounting principles applicable to a going concern.   The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations for the year ended March 31, 2016 compared to the year ended March 31, 2015

Operating Expenses

The operating expenses increased in 2016 ($1,921,210) versus 2015 ($1,087,289) by $833,921 as the Company continued to build the administrative infrastructure to support the development of a production facility.   By continuing this process extra membership fees were incurred in order to become DTCC full service eligible and the Company was approved to trade on the OTCQB markets.   The senior management of the Company continued the program of not taking salaries but were granted stock options and shares with the expense being recognized in the stock based compensation.

Net Income (Loss)

We recognized a net loss of $1,913,995 for the year ended March 31, 2016 as compared to a net loss of $1,087,289 for the same period of 2015.   Changes in net income (loss) are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $209,919 and $252,077 for the years ended March 31, 2016 and 2015, respectively.  The increase is mainly attributable to commencing the development of the demonstration production facility, the costs associated with raising new equity and the costs associated with becoming a public company.

We had negative working capital of $765,356 as of March 31, 2016 compared to $845,406 as of March 31, 2015. The current level of development activity necessitates a cash requirement of approximately $20,000 monthly.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to the amount required to fund our present operation.

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of an equity line of credit and advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end  of September on the assumption that the conditions precedent to draws on the equity line of credit are satisfied and that the trading volume in the Company’s shares is adequate to permit maximum draws under such equity line. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company as early as feasible in order to fund operations going   forward.

The execution of the business plan has been put on hold until the appropriate commitments have been made for funding. In order to move forward the Company entered into an agency agreement with Midtown Partners LLC (a registered broker/dealer based in New York) as of May 19, 2016 with the objective being to raise up to $10 Million. The Company is projecting that $2 to $3 Million is required to implement the first phase of the business plan. The initial funding is expected to be  comprised of a combination of debt and  equity.

The financing will provide working capital for the Company to execute its long term plan as well as facilitating the initial development of the branded products strategy. The launch of the branded product strategy will involve the implementation of an awareness program for  the  Company’s  brand  as  well  as  the  establishment of an online ecommerce distribution model  .
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

Additional Financing

Please see the section Recent Sales of Unregistered Securities.

As part of the engagement with Midtown Partners Group LLC the Company intends to raise up to USD$10 Million projected to take place over a 2 to 3 year  period.

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

As shown in the financial statements, the Company incurred a net operating loss of $1,913,995 for the year ended March 31, 2016, (2015 Net Loss of $1,087,289).    The Company’s current liabilities exceed its current assets by $765,356 as of March 31, 2016.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2016 financial statements regarding concerns about our ability to continue as a going concern.   Our financial statements contain additional notes and disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Income Taxes

Please see note 10 of the accompanying financial statements.

Fair Value of Financial Instruments

Please see note 13 of the accompanying financial statements.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  Potentially dilutive securities which were not included in diluted weighted average shares for the years ended March 31, 2016 and 2015 consist of outstanding options (930,000 and 505,000) respectively and outstanding warrants (709,583 and 940,083) respectively.

Stock-Based Compensation

Please see note 9c of the accompanying financial statements.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing debt issuance costs related to a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new requirements on its financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 1, 2019. The Company is currently evaluating the impact this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The amendments in this update are effective for annual periods beginning after December 15, 2016, which is the Company’s fiscal 2018, which will begin on April 1, 2017. The Company is currently evaluating the impact of the new requirements on its financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Algae Dynamics Corp.

We have audited the accompanying balance sheets of Algae Dynamics Corp. as of March 31, 2016 and 2015, and the related statements of operations, stockholders’ (deficiency), and cash flows for each of the years in the two year period ended March 31, 2016. Algae Dynamics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algae Dynamics Corp. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Algae Dynamics Corp. will continue as a going concern.  As discussed in Note 1 to the financial statements, Algae Dynamics Corp.’s operating losses, and negative working capital and an accumulated deficit as at March 31, 2016 raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
Licensed Public Accountants

Toronto, Canada
June 29, 2016

ALGAE DYNAMICS CORP.
Balance Sheets
(Stated in Canadian Dollars)

	As at March 31,	As at March 31,
	2016	2015

ASSETS

Current Assets
Cash	$173	$3,084
Prepaid expenses	14,752	5,519
Amounts receivable from officer (Note 12)	21,064	29,967
Amounts receivable, net	8,002	10,046
Total Current Assets	43,991	48,616

Equipment and leasehold improvements (Note 4)	65,252	77,500

Intangible assets (Note 5)	-	15,970

Total Assets	$109,243	$142,086

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$397,878	$161,877
Advances from shareholders and related parties (Note 6)	383,990	367,267
Warrant liability (Note 9b)	27,479	364,878
Total Current Liabilities	809,347	894,022

STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 9a), no par value, unlimited amount
authorized, 9,701,051 issued and outstanding
as of March 31, 2016, (2015 - 9,256,410)	1,466,352	542,323
Additional paid in capital (Note 9c)	1,026,765	324,916
Warrants (Note 9b)	190,198	190,198
Equity to be issued (Note 9a)	339,949	-
Accumulated deficit	(3,723,368)	(1,809,373)
Total Stockholders' (Deficiency)	(700,104)	(751,936)

Total Liabilities and Stockholders' (Deficiency)	$109,243	$142,086

Going Concern (Note 1)
Commitments and Contingencies (Note 11)

These financial statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.
Statements of Operations
(Stated in Canadian Dollars)

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2016	2015

OPERATING EXPENSES
Accretion expenses (Note 8)	$12,563	$-
Application and membership fees	23,394	-
Amortization expense (Note 4)	20,198	20,338
Business development	13,901	25,145
Foreign exchange (loss)	1,616	-
Interest	26,792	-
Occupancy costs	32,012	41,470
Office and general	7,426	18,915
Professional fees (Notes 9a and 9b)	859,993	582,564
Research and development	3,184	46,228
Stock based compensation (Note 9a and 9c)	808,972	324,916
Telephone and internet services	14,511	14,802
Travel	19,626	12,911
Extinguisment of debt (Notes 6 and 7)	61,052	-
Impairment of intangible assets (Note 5)	15,970	-
Total Operating Expenses	1,921,210	1,087,289

Operating Loss	1,921,210	1,087,289

Deferred Income tax recovery (Note 10)	(7,215)	-
Net Loss for the Year	$1,913,995	$1,087,289

Net loss per common share -
basic and diluted	$0.20	$0.12

Weighted average common shares
outstanding - basic and diluted	9,389,903	9,238,710

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.
Statements of Stockholders' (Deficiency)
(Stated in Canadian Dollars)

	Common	Common		Additional
	Shares	Shares		Paid in	Equity to	Accumulated	Stockholders'
	Number	Amount	Warrants	Capital	be Issued	Deficit	(Deficiency)

March 31, 2014	8,606,250	$100	$-	$-	$328,180	$(722,084)	$(393,804)
Unit subscriptions issued (Note 9a)	625,160	689,116	-	-	(328,180)		360,936
Units issued
Valuation of warrants (Note 9b)	-	(171,308)	171,308	-	-	-	-
Warrants granted for sevices (Note 9b)	-	-	19,290	-	-	-	19,290
Unit issue costs	-	(1,100)	(400)	-	-	-	(1,500)
Warrants exercised	25,000	1,113					1,113
Warrant liability valuation transferred on exercise Stock options (Note 9c)	- -	32,675 -	- -	- 324,916	- -	- -	32,675 324,916
Valuation of warrants classified as warrant liabiities	-	(8,273)	-	-	-	-	(8,273)
Net loss for the year	-	-	-	-	-	(1,087,289)	(1,087,289)
March 31, 2015	9,256,410	$542,323	$190,198	$324,916	$-	$(1,809,373)	$(751,936)
Warrants exercised (Note 9b)	230,500	12,614	-	-	-	-	12,614
Warrant liability valuation transferred on exercise (Note 9b)	-	509,285	-	-	-	-	509,285
Stock options (Note 9c)	-	-	-	701,849	-	-	701,849
Shares issued for cash Note (9a)	31,532	48,441	-	-	-	-	48,441
Shares issued for conversion of debt (Notes 8 and 9a)	29,609	36,263	-	-	172,501	-	208,764
Beneficial conversion feature	-	5,042	-	-	-	-	5,042
Shares issued as compensation (Note 9a)	153,000	312,384	-	-	167,448	-	479,832
Net loss for the year	-	-	-	-	-	(1,913,995)	(1,913,995)
March 31, 2016	9,701,051	$1,466,352	$190,198	$1,026,765	$339,949	$(3,723,368)	$(700,104)

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.
Statements of Cash Flows
(Stated in Canadian Dollars)

	Year Ended	Year Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities

Net loss for the year	$(1,913,995)	$(1,087,289)
Adjustments to reconcile net income to net cash used in operating activities
Amortization	20,198	20,338
Stock based compensation (Notes 9b and 9c)	1,353,336	733,486
Units issued in settlement of debt (Note 9a)	-	11,256
Extinguishment of debt	61,052	-
Impairment of intangible assets	15,970	-
Deferred income tax recovery	(7,215)	-
Accretion expense	12,563	-
Realized foreign exchange loss	3,669	-

Change in operating assets and liabilities
Prepaid expenses	(9,233)	6,605
Accounts receivable	19,851	(10,820)
Accounts payable	233,885	74,347
Net cash flows used in operating activities	(209,919)	(252,077)

Cash flows from investing activities
Investment in equipment and leasehold improvements	-	(55,870)
Investment in patents	-	(8,829)
Net cash flows used in investing activities	-	(64,699)

Cash flows from financing activities
Advances from shareholders	83,665	(94,107)
Unit subscriptions received	-	349,680
Unit issue costs	-	(1,500)
Common shares issued	48,441	-
Term loan proceeds	30,000	-
Convertible note proceeds	32,288	-
Warrants exercised proceeds	12,614	1,113
Net cash flows from financing activities	207,008	255,186

Net change in cash	(2,911)	(61,590)
Cash position - beginning of year	3,084	64,674

Cash position - end of year	173	3,084

Supplemental Information:

Income taxes paid	-	-
Interest paid	-	-
Common shares and shares to be issued, issued for conversion of debt (Notes 6, 7 and 8)	208,764	-
The accompanying notes are an integral part of these financial statements

Algae Dynamics Corp. (Formerly Converted Carbon Technologies Corp.)
Notes to Financial Statements
(Stated in Canadian Dollars)
March 31, 2016 and 2015

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

The Company filed a Form S-1 registration Statement with the U.S Securities and Exchange Commission (SEC) as an initial registration of common shares.  The registration was declared effective by the SEC on November 21, 2014.  The Company’s stock began trading on September 17, 2015.

The Company’s activities are subject to significant risks and uncertainties, including failing to obtain patents and failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.  In addition, as of March 31, 2016, the Company has a working capital deficiency of $765,356 (2015 - $845,406) and an accumulated deficit of $3,723,368 (2015 - $1,809,373).  The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds.  The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so.  These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.   The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Such adjustments could be material.

2.) Presentation of Financial Statements

Basis of Presentation

The financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles (“US GAAP”).  All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 2016 have been included.

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

Use of Estimates and Assumptions

The preparation of the financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual amounts could materially differ from these estimates.  The significant areas requiring the use of management estimates are related to provision for doubtful accounts, accrued liabilities, contingencies, the valuation of deferred taxes, stock based compensation, warrants, convertible debt and intangible assets.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

3.)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less.   As at March 31, 2016 and 2015 there were no cash equivalents.

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

Intangible Assets

Intangible assets are comprised of patents.  Patents represent capitalized legal costs incurred in connection with applications for patents which have a probable future economic benefit.  In-process patents are not amortized.  All patents subject to amortization are amortized on a straight line basis over an estimated useful life.  The Company regularly evaluates patents and patent applications for impairment or abandonment, at which point the Company charges the remaining net book value to expenses.

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

Income Taxes

Income taxes are accounted for under the asset and liability method of accounting for income taxes.   Under the asset and liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply when the asset is realized or the liability is settled.   The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs.  Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

FASB issued ASC 740-10 “Accounting for Uncertainty in Income Taxes”.  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

Foreign Currency Transactions and Translation

Monetary assets and liabilities are translated into Canadian dollars, which is the functional currency of the Company, at the year-end exchange rate, while foreign currency expenses are translated at the exchange rate in effect on the date of the transaction. The resultant gains or losses are included in the statement of operations.  Non-monetary items are translated at historical rates.

Loss per Share

Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including warrants and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive.  In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  Accordingly, for the years ended March 31, 2016 and 2015, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances.   The net loss is equivalent to the comprehensive loss for the periods presented.

3.)	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company is currently evaluating the impact this guidance will have on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of  debt  issuance costs by recognizing debt issuance costs related to a debt  liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt  discount. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new requirements on its financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, which is our fiscal 2020, beginning on April 1, 2019. The Company is currently evaluating the impact this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The amendments in this update are effective for annual periods beginning after December 15, 2016, which is the Company’s fiscal 2018, which will begin on April 1, 2017. The Company is currently evaluating the impact of the new requirements on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.)	Equipment and Leasehold Improvements

	March 31, 2016		March 31, 2015
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Computer equipment	$3,558	$2,089	$3,558	$1,459
Production equipment	67,367	27,738	67,367	17,831
Leasehold improvements	42,290	18,136	33,649	7,784
Total	$113,215	$47,963	$104,574	$27,074

Net carrying amount		$65,252		$77,500

During the year ended March 31, 2016, the Company recorded total amortization of $20,198 (2015 - $20,338) which was recorded to amortization expense on the statements of operations.

5.)	Intangible Assets

The Company has patents and patents pending with a cost of $Nil as at March 31, 2016 (2015 - $15,970) that are not currently being amortized and accordingly, the Company did not record amortization expense relating to its intangible assets for the years ended March 31, 2016 and 2015.  During the year ended March 31, 2016, the Company reported an impairment of $15,970 with respect to its intangible assets.

6.)	Advances from Shareholders and Related Parties

As at March 31, 2016, the Company had received cumulative working capital advances in the amount of $383,990 (2015 - $367,267) from two shareholders who are also officers and directors of the Company and a related party who is a family member of one of the officers.   The advances from shareholders are unsecured, non-interest bearing and payable upon demand.  During the year ended March 31, 2016, advances of $75,846 (including interest of $8,721) were settled with 49,371 shares to be issued valued at (USD$1.72) $2.38 per share based on the quoted market value.  The total value of consideration provided in exchange for the extinguishment of debt was $117,527, which resulted in a loss on extinguishment of debt of $41,681, which was recorded on the statement of operations.   The advances from the related party are unsecured, payable upon demand and bear interest at 20% per annum.

7.)	Term Loan

On May 6, 2015, the Company agreed to a one year term loan (maturing May 5, 2016) with a family member of an officer.   The loan bore interest at 12% per annum paid quarterly.   The face value of the loan was $33,000.  The carrying value of the loan was recorded net of $3,000 of transaction costs.   The term loan plus the accrued interest of $2,604 was settled on December 31, 2015 with 23,094 shares to be issued valued at (USD$1.72) $2.38 per share based on the quoted market value.  The total value of consideration provided in exchange for the extinguishment of debt was $54,975, which resulted in a loss on extinguishment of debt of $19,371, which was recorded on the statement of operations.

8.)	Convertible Note

On September 2, 2015, the Company entered into a convertible note with an arm’s length third party with a principal amount of USD$25,000 ($32,400).   The convertible note matures on September 1, 2016 and accrues interest at the rate of 12% per annum.   The convertible note is convertible at any time after six months, in whole or in part, at the holder’s option into common shares of the Company’s capital stock at a variable conversion price equal to a 45% discount from the lowest trading price in the twenty (20) trading days prior to the day that the holder requests conversion.  The beneficial conversion feature was recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC 470-20.  The intrinsic value at issuance was $27,227.

The issuance of convertible debt with a beneficial conversion feature results in a tax basis difference.  The recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature is recorded as an adjustment to additional paid-in capital.  A deferred income tax liability of $7,215 was recognized upon the issuance of the convertible note.

The discount to the carrying value of the convertible note was amortized as a non-cash interest expense over the term of the convertible note using the effective interest rate method.  During the year ended March 31, 2016, the Company accreted $12,563 (2015 - $Nil) in non-cash accretion expense in connection with the convertible note, which is included in accretion expense on the statements of operations.

8.)	Convertible Note (continued)

The convertible loan plus the accrued interest was converted into 29,609 common shares on February 17, 2016 at a 45% discount to the market price (USD$0.89) $1.23 based on the terms of the convertible note.

9.)	Capital Stock

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

On October 22, 2014, a consultant was issued 6,700 units in settlement of debt owed in the amount of USD$10,050 ($11,256), each unit comprised of one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant is exercisable at USD$1.50 ($1.94) per share  until October 22, 2016.

On November 24, 2014, the Company closed a further private placement for gross proceeds of $30,000.  Pursuant to the private placement, the Company issued 17,700 units at USD$1.50 ($1.695) per unit for gross proceeds of $30,000, each unit comprising one common share and one-half of one (1/2) common share purchase warrant.  Each whole warrant is exercisable at USD$2.00 ($2.59) per share until November 30, 2016.

Additionally, on November 22, 2014, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.046) per warrant for total cash proceeds of USD$1,000 ($1,113).

On June 25, 2015, 12,500 common share purchase warrants were exercised at USD$0.04 ($0.048) per warrant for total cash proceeds of USD$500 ($620).

On September 10, 2015, a consultant was issued 50,000 common shares for services rendered in the amount of $67,195, this amount has been recorded as professional fees on the statement of operations.

9.)	Capital Stock (continued)

(a) Common Shares (continued)

On November 5, 2015, 31,000 common share purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,240 ($1,632).

On December 18, 2015, 51,600 common share purchase warrants were exercised at USD$0.04 ($0.054) per warrant for total cash proceeds of USD$2,064 ($2,834).

On December 22, 2015, 31,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,240 ($1,735).

On December 31, 2015, 48,400 common share purchase warrants were exercised at USD$0.04 ($0.055) per warrant for total cash proceeds of USD$1,936 ($2,683).

On December 31, 2015, a private placement was completed to issue 31,532 common shares at USD$1.11 ($1.54) per share for gross proceeds of USD$35,000 ($48,441).   The shares were subscribed for by a family member of an officer.

On December 31, 2015, a consultant was issued 10,000 common shares for services rendered in the amount of USD$17,200 ($23,805). Another consultant was issued 93,000 common shares for services rendered in the amount of USD$159,960 ($221,385) (see Note 11), these amounts have been recorded as professional fees on the statement of operations.

On January 4, 2016, 31,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,240 ($1,732).

On February 25, 2016, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,000 ($1,378).

Shares to be issued

On December 31, 2015, the term loan described in Note 7 was converted into shares to be issued  at a value of $54,975 based upon an estimated fair market value of USD$1.72  ($2.38) per share at the time of conversion.

On December 31, 2015, advances from related parties described in Note 6 were converted into shares to be issued at a value of $117,526 based upon a fair market value of USD$1.72 ($2.38) per share at the time of conversion.

On December 31, 2015, the Company agreed to issue 45,000 compensatory shares to three officers of the Company with a fair market value of USD$1.72 ($2.38) per share for a total value of $107,123. This expense was recorded as stock based compensation on the statements of operations.

On December 31, 2015, a consulting firm was granted 13,874 shares to be issued for services rendered in the amount of USD$22,500 ($31,140), these amounts have been recorded as professional fees on the statement of  operations. These shares were issued subsequent to March 31, 2016.

9.) Capital Stock (continued)

On March 31, 2016, a consulting firm was granted 15,264 shares to be issued for services in the amount of USD$22,500 ($29,185). This amount has been recorded as professional fees on the statement of operations.

Equity Purchase Agreement (“EPA”)

On September 10, 2015 the Company entered into the EPA. The holder of the EPA is committed to purchase up to USD$750,000 worth of the Company’s common shares (the “Put Shares”) over the 12 month term of the EPA.  The Company paid to the holder of the EPA a commitment fee for entering into the EPA equal to 50,000 restricted common shares of the Company, valued at $67,195, based on the stock price in the most recent private placement as the Company’s shares had not yet begun to trade on a public market.

From time to time over the EPA, commencing on the trading day immediately following the date on which the registration statement covering the resale of the Put Shares (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (the ”Commission”), the Company may, in its sole discretion, draw upon the EPA periodically during the term by the Company’s delivery to the holder of the EPA, a written notice requiring the holder to purchase a dollar amount in common shares (the “Draw Down Notice”).   The shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the holder on the date of the draw down may not exceed the lessor of (i) 4.99% of the Company’s outstanding common shares, (ii) USD$62,500 in any 30 days period or (iii) 100% of the aggregate trading volume for the 10 trading days immediately preceding the date of the Draw Down Notice without the prior written consent of the holder.  The purchase price per common share purchased under the EPA shall equal 65% of the lowest closing bid for the 10 days immediately preceding the date of the Draw Down Notice.  The Registration Statement was filed with the Commission on October 1, 2015 and was declared effective by the Commission on March 3, 2016.  See Note 14.

9.) Capital Stock (continued)

(b) Warrants

As at March 31, 2016, the following warrants were outstanding:

Expiration Date	Number of Warrants	Number of Warrants Exercisable	Weighted Average Exercise Price	Grant Date Fair Value Equity	Fair Values at March 31, 2016 of Vested Warrants - Liability
June 6, 2016*	300,383	300,383	$2.24	$170,908	$-
June 7, 2016*	5,000	5,000	$1.12	3,180	-
June 6, 2017	22,500	22,500	$1.12	16,110	-
April 1, 2017	369,500	44,500	USD $0.04	-	26,744
			$(0.05)
October 22, 2016	3,350	3,350	USD $1.50	-	60
			$(1.95)
November 30, 2016	8,850	8,850	USD $2.00	-	675
			$(2.59)
	709,583	384,583	$1.06	$190,198	$27,479

* Expired unexercised subsequent to the year-ended March 31, 2016.

i)
In connection with a private placement offering completed during the year ended March 31, 2015, the Company granted an aggregate of 300,383 share purchase warrants each exercisable into one common share at $1.68 during the first year and at $2.24 during the second year.  The fair value of the warrants at the date of grant of $170,908 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 173%; risk free interest rate of 1.06%; and expected term of 2 years.

ii)
In connection with a second private placement offering completed during the year ended March 31, 2015, the Company granted an aggregate of 8,850 share purchase warrants each exercisable into one common share at USD$2.00 ($2.59) until November 30, 2016.   The fair value of the warrants at the date of grant of $6,213 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.02%; and expected term of 2 years.

iii)
During the year ended March 31, 2015, the Company also issued 27,500 warrants of the Company valued at $19,290 for services rendered of which 22,500 warrants were granted to an officer of the Company.  The compensation expense has been included in professional fees on the statements of operations.  Each warrant entitles the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance.  The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions:  expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years.

9.) Capital Stock (continued)

(b) Warrants (continued)

iv)	In connection with the unit issuance completed October 22, 2014 in settlement of debt, the Company granted 3,350 share purchase warrants exercisable into one common share at USD$1.50 ($1.95) per share for a period of 2 years from the date of issuance. The fair value of the warrants at the date of grant of $2,060 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 0.99%; and expected term of 2 years.

v)
In connection with a consulting agreement (see Note 11), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.052) at any time prior to April 1, 2017.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($324,275) raised in an offering, fully vesting upon USD$1,500,000 ($1,945,650) being raised.  The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years

For the year ended March 31, 2016, the Company recorded $Nil (2015 - $240,000) as compensation expense for warrants issued to a consultant for services, plus a market adjustment for the year ended March 31, 2016 of $171,655 (2015 - $149,280). This expense was recorded as professional fees on the statement of operations.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity's functional currency should not be classified as equity. As a result, warrants with a USD exercise price have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statements of operations.

The continuity of warrants for the years ended March 31, 2015 and 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, March 31, 2014	-	$-
Granted	965,083	0.79
Exercised	(25,000)	0.05
Balance, March 31, 2015	940,083	0.63
Exercised	(230,500)	0.05
Balance, March 31, 2016	709,583	$1.06

As at March 31, 2016, the fair value of the 381,700 (2015 – 612,200) warrants exercisable in US dollars, remaining after the exercise of 230,500 warrants (2015 – 25,000), was $222,803 (2015 - $786,403) which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (2015 - 0%); expected volatility of 150% (2015 – 118%); risk-free interest rate of 0.54% (2015 – 0.52%) and expected term of 0.99 years (2015 – 2 years).  Of this amount, $27,479 (2015 - $364,878) was reflected as a liability as at March 31, 2016, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at March 31, 2016.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 13).  The Company’s computation of expected volatility during the years ended March 31, 2016 and 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants.  The Company’s computation of expected life is calculated using the contractual life.

9.)  Capital Stock (continued)

 (c) Stock-based compensation

The Company’s stock-based compensation program (the "Plan") includes stock options in which some options vest based on continuous service.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at March 31, 2016 was 930,000 (2015 – 505,000). The weighted average grant date fair value of options granted during the year ended March 31, 2016 was $2.21  (2015 - $1.18).  The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,455,158 as at March  31, 2016 (2015 – 1,388,461).

During the year ended March 31, 2015, 505,000 options were granted to officers, employees and consultants of the Company. The exercise price of these options is $1.73.  Of this grant, 420,000 options vest as to one-third on the date of grant and one-third vest on each of the first anniversary and the second anniversary of the grant date; 60,000 options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date; and 25,000 options vested immediately.  Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  The grant date fair value of these options was estimated as $1.18 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 144%; expected risk free interest rate of 1.39%; and expected term of 5 years.

During the year ended March 31, 2016, 425,000 options were granted to officers and consultants of the Company.   The exercise price of these options is $2.43.  Of this grant, 340,000 options vest as to one-third on the grant date and one-third vesting on each of the first anniversary and the second anniversary of the grant date; 85,000 options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date.  Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  The grant date fair value of these options was estimated as $2.21 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 157%; expected risk free interest rate of 0.66%; and expected term of 5 years.

9.)  Capital Stock (continued)

 (c) Stock-based compensation (continued)

The Company’s computation of expected volatility during the years ended March 31, 2016 and 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the options.  The Company’s computation of expected life is calculated using the contractual life.

For the year ended March 31, 2016, the Company recorded $701,849 (2015 - $324,916) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service.  This expense was recorded as stock based compensation on the statements of operations.  Additionally, for the year ended March 31, 2016, the Company recorded $372,709 (2015 – Nil) as professional fees for 153,000 common shares issued and 29,138 shares to be issued to consultants for services rendered.  The expense was recorded as professional fees on the statements of operations.

The activities in options outstanding are as noted below:

	Number of Options Granted	Weighted Average Exercise Price
Balance, March 31, 2014	-	-
Granted	505,000	$1.73
Balance, March 31, 2015	505,000	$1.73
Granted	425,000	$2.43
Balance, March 31, 2016	930,000	$2.05

The following table presents information relating to stock options outstanding and exercisable at March 31, 2016.

Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.73	505,000	3.70	398,333	$1.73	3.70
$2.43	425,000	4.75	134,583	$2.43	4.75
$2.05	930,000	4.05	532,916	$1.91	3.97

10.) Income Taxes

The following table reconciles the income tax benefit at the Canadian statutory rate to income tax benefit at the Company’s effective tax rates.

	2016	2015
Loss before income taxes	$(1,921,210)	$(1,087,289)
Statutory tax rate	26.5%	26.5%
Expected income tax (recovery)	$(509,000)	$(288,000)
Non-deductible items	$143,000	$197,000
Change in valuation allowance	$358,785	$91,000
Total income taxes (recovery)	$(7,215)	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases for financial reporting purposes.   Deferred tax assets as at March 31, 2016 and 2015 are comprised of the following:

	2016	2015
Net operating loss carry forwards	$599,000	$242,000
Equipment and leasehold improvements	$35,000	$30,000
Valuation allowance	$(634,000)	$(272,000)
Net deferred tax asset	$-	$-

The Company has net operating loss carry forwards of approximately $2,262,000 (2015 - $913,000) which may be carried forward to apply against future year income for Canadian income tax purposes, subject to final determination by taxing authorities, expiring in the following years:

Expiry
2029	$65,000
2030	$83,000
2031	$28,000
2032	$81,000
2033	$91,000
2034	$242,000
2035	$323,000
2016	$1,349,000
Total	$2,262,000

10.)	Income Taxes (continued)

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determined that future taxable profits will be available against which the Company can utilize such deferred tax assets.  Tax years 2010 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject.  The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.  The Company has non-refundable tax credits as at March 31, 2016 of $5,449 (2015 - $5,449) which expire in the year 2031.

10.) Commitments and Contingencies

The Company entered into a five (5) year operating lease for office and production facilities.  The lease commenced on December 1, 2013 and expires on November 30, 2018.  The base monthly rental is $1,362 plus the Company’s estimated portion of property taxes and operating expenses which are currently $810 per month.  The future commitments pursuant to this lease arrangement, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2017                                   $26,066
2018                                   $26,400
2019                                   $17,600

For the year ended March 31, 2016, occupancy costs related to this lease were $26,015 (2015 – $25,732).

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014.  On December 31, 2015, the Company extended the contract to December 31, 2016.  In consideration of the contract extension, the Company issued 93,000 common shares to Connectus, Inc. as compensation, which has been recorded as professional fees on the statements of loss.  Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company.  Each warrant is exercisable at USD$0.04 ($0.052) per share for a period of three years.  Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($324,275) raised in an offering, fully vesting upon USD$1,500,000 ($1,945,650) being raised.  During the year ended March 31, 2015, the President of the Consultant became a director of the Company.

11.) Commitments and Contingencies (continued)

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

On September 24, 2015, the Company signed a consulting agreement with an investor relations firm with terms commencing immediately and ending on September 30, 2016.  Consideration payable under the consulting agreement include a monthly fee of USD$7,500 ($9,728) payable in a combination of cash and restricted stock.

12.) Related Party Transactions

Included in accounts payable and accrued liabilities as at March 31, 2016 is $52,030 (2015 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

See also Notes 6, 7, 9(a), 9(b) and 9(c), 11 and 14.

Amounts receivable from officer as at March 31, 2016 of $21,064 (2015 - $29,967) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 11).  The amount receivable is unsecured, non-interest bearing and repayable upon demand.

Management fees and consulting fees in the amount of $427,000 (2015 - $363,750) were waived by the officers of the Company during the year ended March 31, 2016.

13.)  Financial Instruments

(a)  Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at March 31, 2016, the Company had cash of $173 (2015 - $3,084) to settle current liabilities of $809,347 (2015 - $894,022).  All of the Company's financial liabilities other than the warrant liability of $27,479 (2015 - $364,878) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

13.)	Financial Instruments (continued)

(b)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000.  As at March 31, 2016, the Company held $173 (2015 - $3,084) with a major Canadian chartered bank.

(c)	Foreign exchange risk

The Company principally operates within Canada.  The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars.  Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.  See also Note 13 (e).

(d)	Interest rate risk

As at March 31, 2016, the Company does not have any interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

 (e)  Derivative liability–warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 9(b).  The warrants have an exercise price of USD$0.04 ($0.052).  The warrants are exercisable at any time prior to April 1, 2017.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with the settlement of a vendor’s account, the Company granted warrants to purchase up to 3,350 common shares of the Company.  The warrants have an exercise price of USD$1.50 ($1.95).   The warrants are exercisable at any time prior to October 22, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with a private placement, the Company granted warrants to purchase up to 8,850 common shares of the Company.  The warrants have an exercise price of USD$2.00 ($2.59).  The warrants are exercisable at any time prior to November 30, 2016.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other that the Company’s functional currency.

13.) Financial Instruments (continued)

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Derivative liability – Warrants	$27,479	$-	$-	$27,479

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended March 31, 2016 and 2015:

	March 31,	March 31,
	2016	2015
Balance at beginning of year	$364,878	$-
Additions to derivative instruments, recognized in earnings as professional fees (Note 9(b))	-	$240,000
Additions to derivative instruments as a result of issuance in settlement of debt (Note 9(b))	-	$2,060
Additions to derivative instruments as a result of issuance of units (Note 9(b))	-	$6,213
Derivative instruments exercised	$(509,054)	$(32,675)
Change in fair market value, recognized in operations as professional fees	$171,655	$149,280
Balance at end of year	$27,479	$364,878

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), expected volatility, risk free rate, expected dividend rate and expected estimated life.  The Company estimated the value of the warrants using the Black-Scholes model.  There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the years ended March 31, 2016 and 2015.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at March 31, 2016:

March 31,
2016
Number of shares underlying the warrants	381,700
Fair market value of the stock	$0.65
Exercise price	USD$0.10 ($0.1275)
Expected volatility	150%
Risk-free interest rate	0.54%
Expected dividend yield	0%
Expected warrant life (years)	0.99

13.) Subsequent Events

Subsequent to March 31, 2016, the Company entered into various agreements pursuant to which it has committed to issue up to 1,100,000 common shares of  the Company to October 24, 2016, as compensation for services to be  rendered.  Within these agreements the commitment to Directors and Executive Officers totals 250,000 shares and the other significant commitments are to Tradersmasterpro.com, Inc for 750,000 shares and Midtown Partners & Co., LLC for 100,000 shares.

On May 4, 2016 the Board approved a term loan in the amount of $40,000 for bridge financing with a relative of one of the officers of the Company.  The terms of the loan are that it is to be repaid on August 28, 2016 at a 30% premium.

On May 18, 2016, 44,500 warrants were exercised at USD$0.04 ($0.52) for gross proceeds of USD$1,780 ($2,164).

On June 23, 2016, the Company agreed in conjunction with RY Capital Group, LLC and GHS Investments, LLC to assign the EPA to GHS Investments, LLC. The changes made to the EPA include increasing the share purchase price per common share to 80% from 65% of the lowest closing bid for the 10 days immediately preceding the date of the draw down notice, increasing the upper limit on individual draws to USD$75,000 from USD$62,500 and including a True-Up feature whereby if the lowest volume-weighted average price (“VWAP”) for the ten trading days following a draw down (the ‘Trading Period”) is less than 85% of the purchase price of the common shares issued in connection with a draw down, then the Company shall issue such additional common shares as maybe necessary to adjust the purchase price for such draw down to equal the VWAP during the Trading Period.

See Note 9(b) regarding expiration of warrants subsequent to March 31, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of March 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal controls.
No change in our system of internal control over financial reporting occurred during the period covered by this report, the year ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Ramsay	President and Director	56	March 31, 2009
Richard Rusiniak	Chief Executive Officer and Director	67	March 31, 2009
Ross Eastley	Chief Financial Officer and Director	68	February 11, 2011
P. Blair Mullin	Director	62	August 28, 2014
W. Cameron McDonald	Director	50	August 28, 2014

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

P. Blair Mullin (BA, MBA) - Director

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

W. Cameron McDonald (BA, BSc, MBA Finance & Accounting, CFA) - Director

Mr. McDonald has since 2009 been the founder and CEO of Global SeaFarms Corporation which went Public  by way of a RTO on the Canadian National Stock Exchange “CNSX”.  He was an Investment Banker with Canaccord Adams, Montreal, Quebec (now Canaccord Genuity) from 2004 to 2009.  He was part of the number one ranked technology investment banking deal team in Canada in 2006 and 2007 which had over $500M of Canaccord lead TSX and AIM IPOs andover $500M of Canaccord follow-on public offerings.  He was advisory to an $110M Amex listed SPAC transaction – due diligence and transaction structuring.   He was an Account Manager with Business Development Bank of    Canada from 1995 to 1998.  Administered a portfolio of 40 companies.   He is a Certified Financial Analyst “CFA” and passed the Partners, Directors, and Officers Qualifying Exam in 2006.
Mr. McDonald’s qualifications to serve on the Company’s Board include his years of finance and management experience and his experience as a founder and CEO of Global SeaFarms Corporation.

Corporate Governance

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

Committees of the Board

The Board has constituted an Audit Committee consisting of two non-management directors, W. Cameron McDonald (Chair) and P. Blair Mullin. The full Board currently conducts the duties of the Compensation Committee and the Nominating Committee.

Audit Committee

The Audit Committee consists of W. Cameron McDonald and P. Blair Mullin, both non-management directors. Mr. Cameron was elected Chair and is an independent Director.  Mr. Mullin is not deemed independent due to his consulting agreement with the Company.

ITEM 11.   EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	our President;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended March 31, 2016 and 2015; and

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option based Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Ramsay,	2016	Nil	Nil	$23,044	$265,680	Nil	Nil	Nil	$288,724
President and Director. (1)	2015	Nil	Nil	Nil	$142,200	Nil	Nil	Nil	$142,200
	2014	N/A	N/A	N/A	N/A	N/A	N/A	$50,000	$50,000

Richard Rusiniak,	2016	Nil	Nil	$23,044	$265,680	Nil	Nil	Nil	$288,724
Chief Executive Officer and Director(2)	2015	Nil	Nil	Nil	$142,200	Nil	Nil	Nil	$142,200
	2014	Nil	Nil	Nil	Nil	Nil	Nil	$50,000	$50,000

Ross Eastley,	2016	Nil	Nil	$23,044	$221,400	Nil	Nil	Nil	244,444
Chief Financial Officer and Director(3)	2015	Nil	Nil	Nil	$94,800	Nil	Nil	Nil	$94,800
	2014	N/A	N/A	N/A	N/A	N/A	N/A	$20,000	$20,000

(1)	Mr. Ramsay was appointed the President and a Director of our company on March 31, 2009.
(2)	Mr. Rusiniak was appointed the Chief Executive Officer and a Director of our company on March 31, 2009.
(3)	Mr. Eastley was appointed the Chief Financial Officer and Director of our company on February 11, 2011.
(4)	Calculated based on the Black-Scholes model at the grant date.

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

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1		Effective Monthly Salary %
1.)	$100,000	10.0%
2.)	$175,000	15.0%
3.)	$250,000	25.0%
4.)	$375,000	37.5%
5.)	$500,000	50.0%
6.)	$750,000	62.5%
7.)	$1,000,000	75.0%
8.)	$1,250,000	87.5%
9.)	$1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

2	Termination as a result of change in control then Mr. Eastley shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Exercisable options (#) (b)	Number of Securities Underlying Un-exercisable Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Weighted Average Option Exercise Price ($) (e)	Weighted Average Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Paul Ramsay	120,000	120,000	120,000	$2.05	Note 1	Nil	N/A	Nil	N/A

Richard Rusiniak	120,000	120,000	120,000	$2.05	Note 1	Nil	N/A	Nil	N/A

Ross Eastley	86,667	93,333	93,333	$2.05	Note 1	Nil	N/A	Nil	N/A

1.	If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

Options Grants in the Fiscal Year Ended March 31, 2016

There were no stock options exercised during the fiscal year ended March 31, 2016 and the stock options granted and held by our executive officers at the end of the fiscal year ended March 31, 2016 is in accordance with the following table.

EXECUTIVE OFFICERS COMPENSATION
Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Paul Ramsay	Nil	$23,044	$265,680(1)	Nil	Nil	Nil	$288,724
Richard Rusiniak	Nil	$23,044	$265,680(1)	Nil	Nil	Nil	$288,724
Ross Eastley	Nil	$23,044	$221,400(2)	Nil	Nil	Nil	$244,444

(1)
Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 120,000 stock options to Mr. Paul Ramsay and Mr. Rusiniak as Executive Officers of the Company.   The allocation was approved by the Board on January 4, 2016 at an exercise price of $2.43.   The options vest as to one third on the date of grant and one third  vesting on January 4, 2016 and one third vesting on January 4, 2017.   If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates.   The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

(2)
Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 100,000 stock options to Mr. Eastley as an Executive Officer of the Company.   The allocation was approved by the Board on January 4, 2016 at an exercise price of $2.43.   The options vest as to one third on the date of grant and one third  vesting on January 4, 2016  and one third vesting on January 4, 2017.   If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates.   The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

Re-pricing of Options/SARS

We did not re-price any options previously granted to our executive officers during the fiscal years ended March 31, 2016 and 2015.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the fiscal year ended March 31, 2016, we did not pay any compensation other than the grant of stock options to our directors as disclosed in this 10-K filing, or pursuant to our consulting agreement  with Connectus of which P. Blair Mullin is the President.

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
P. Blair Mullin	Nil	Nil	66,420(1&2)	Nil	Nil	Nil	66,420
W. Cameron McDonald	Nil	Nil	66,420(1)	Nil	Nil	Nil	66,420

(1)
Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 30,000 stock options to Blair Mullin and Cameron McDonald as Directors of the Company. The allocation was approved by the Board on January 4, 2016 at an exercise  price of $2.43.  The options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date, the   expiry date for the options is five years from the date of the  grant.

(2)
On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s  current  and  proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus, Inc. as compensation, which has been recorded as professional fees on the statements of operations. Pursuant to  this agreement, the  Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.055) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for    each USD$250,000 ($324,275) raised in an offering, fully vesting upon USD$1,500,000 ($1,945,650) being raised. During the year ended March 31, 2015, the President (P. Blair Mullin) of the Consultant became a director of the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 29, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Ramsay	4,012,980	39.38%
President and Director
Suite 1005, 58 Marine Parade Drive,
Toronto, Ontario, Canada M8V 4G1

Richard Rusiniak	4,020,611	39.45%
Suite 1601, 2285 Lake Shore, Building A,
Toronto, Ontario, Canada M8V 3X9

Ross Eastley	315,501	3.10%
Suite 1103, 99 Harbour Square
Toronto, Ontario, Canada M5J 2H2

P. Blair Mullin	217,567	2.13%
Director
7185 Joshua Rd.
Oak Hill, CA 92344

W. Cameron McDonald	52,500	0.52%
# 18 – 5010 Sherbrooke Street West
Westmont, Quebec
Canada H3Z 1H4

Directors and Executive Officers as a Group(1)	8,619,159	84.58%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 29, 2016.  As of March 31, 2016, there were 9,701,051 shares of our company’s common stock issued and outstanding.

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

As at March 31, 2016, the Company had received cumulative working capital advances in the amount of $383,990 (2015 - $367,267) from two shareholders who are also officers and directors of the Company.   These advances are unsecured, non-interest bearing and payable upon demand.

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015, the Company entered into a consulting agreement with Connectus, Inc. (the “Consultant") to assist and advise the Company in matters concerning corporate finance and the Company’s  current and  proposed financing   activities for the period commencing April 1, 2014 and ending December 31, 2014.  Pursuant to this agreement, the Company agreed to issue to the Consultant, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.055) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($324,275) raised in an offering, fully vesting upon USD$1,500,000 ($1,945,650) being raised.  During the year ended March 31, 2015, the President of the Consultant became a director of the Company.  On December 31, 2015, the Company extended the contract to December 31,     2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus, Inc. as compensation, which has been recorded as professional fees on the statements of operations.

Included in accounts payable and accrued liabilities as at March 31, 2016 is $52,030 (2015 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees.  This balance is unsecured, non-interest bearing and due on demand.

Amounts receivable from a shareholder as at March 31, 2016 of $21,064 (2015 - $29,967) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under his employment agreement. The amount receivable is unsecured, non-interest bearing and repayable upon demand.

During fiscal 2016 (and thereafter), members of our management including our CEO, Richard Rusiniak, our President, Paul Ramsay, and P. Blair Mullin, one of our directors, have personally or through their companies have made payments to third parties on the Company's behalf, principally to consultants which have provided financial advisory services to the Company. In order to reimburse these members of management, the Company committed in June 2016 to issue 125,000 restricted common shares to each of Messrs. Rusiniak and Ramsay, and 66,667 restricted common shares to Mr. Mullin in satisfaction of a $50,000 payable recorded in the March 2016 financial statements.

Review, Approval or other transactions, transactions with family members – loans, debt conversion, private placement, ratification of transactions with related persons

We have adopted a Code of Business Ethics and Conduct and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by McGovern, Hurley, Cunningham, LLP for the fiscal periods shown.

	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2015
Audit Fees	$45,500	$41,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$8,600	$18,500
Total	$54,100	$59,500

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

The Audit Committee has been recently constituted and will pre-approve all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended March 31, 2016 and 2015.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employee was 0%.

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

4.1	Bylaws (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
4.2	Specimen Stock certificate (incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.1	Employment Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.2	Employment agreement with Paul Ramsay (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.3	Employment Agreement with Ross Eastley (incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.4	Amendment to Employment Agreements with Richard Rusiniak, Paul Ramsay and Ross Eastley
10.5	Lease agreement dated October 29, 2013 with 2725312 Canada Inc. (incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(a)	Advisory Agreement with Connectus Inc. dated March 11, 2014, as amended (incorporated by reference from Exhibit 10.6(a) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(b)	Amendment to Advisory Agreement with Connectus (incorporated by reference from Exhibit 10.6(b) to our Registration Statement on Form S-1 filed on November 19, 2014).
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

10.9(a)	Stock Incentive Plan-2014 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Paul Ramsay (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(c)	Nonqualified Share Option Agreement with Ross Eastley (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(d)	Nonqualified Share Option Agreement with P. Blair Mullin (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(e)	Nonqualified Share Option Agreement with W. Cameron McDonald (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.10(b)	Nonqualified Share Option Agreement with Sandra Easley (incorporated by reference from Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
11.1	Code of Business of Business Ethics and Conduct Policy (incorporated by reference from Exhibit 11.1 to our year End Report on Form 10-K on June 19, 2015).
11.2	Equal Employment Opportunity Policy incorporated by reference from Exhibit 11.2 to our year End Report on Form 10-K on June 19, 2015).
11.3	Freedom from Harassment Policy incorporated by reference from Exhibit 11.3 to our year End Report on Form 10-K on June 19, 2015).
11.4	Substance Abuse Policy incorporated by reference from Exhibit 11.4 to our year End Report on Form 10-K on June 19, 2015).
11.5	Whistleblower Policy incorporated by reference from Exhibit 11.5 to our year End Report on Form 10-K on June 19, 2015).
12.1	Assignment Agreement with RY Capital and GHS Investments, LLC (incorporated by reference to Form 8-K filed June 28, 2016.)
12.2*	Extension of Connectus Agreement
12.3*	Consulting Agreement with Tradrerspresss.com
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGAE DYNAMICS CORP.

Date: July 5, 2016	By:	/s/ Richard Rusiniak
Richard Rusiniak
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Ramsay	President and Director	July 5, 2016
Paul Ramsay

/s/ Richard Rusiniak	Chief Executive Officer and	July 5, 2016
Richard Rusiniak

/s/ Ross Eastley	Chief Financial Officer and Director	July 5, 2016
Ross Eastley

/s/ Blair Mullin	Director	July 5, 2016
Blair Mullin

/s/ Cameron McDonald	Director	July 5, 2016
Cameron McDonald