Form 10-Q
period 2016-06-30
Algae Dynamics Corp.
filed 2016-08-15
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ________ to ________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of August 15, 2016 there were 10,091,356 shares of the issuer’s non par value common shares issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALGAE DYNAMICS CORP.

Condensed Interim Balance Sheets

(Stated in Canadian Dollars)

(Unaudited)

	As at	As at
	June 30, 2016	March 31, 2016

ASSETS

Current Assets
Cash	$2,900	$173
Prepaid expenses (Note 6a)	352,160	14,752
Amounts receivable from officer (Note 9)	21,339	21,064
Amounts receivable, net	7,748	8,002
Total Current Assets	384,147	43,991

Equipment and leasehold improvements, net (Note 3)	60,896	65,252

Total Assets	$445,043	$109,243

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 9)	$348,857	$397,878
Advances from shareholders and related parties (Note 4)	435,120	383,990
Term loan (Note 5)	45,897	-
Warrant liability (Note 6b)	5,741	27,479
Total Current Liabilities	835,615	809,347

STOCKHOLDERS’ (DEFICIENCY)

Common stock (Note 6a), no par value, unlimited amount authorized, 10,091,356 issued and outstanding as of June 30, 2016, (March 31, 2016 - 9,701,051)	1,838,582	1,466,352
Additional paid in capital (Note 6c)	1,177,870	1,026,765
Warrants (Note 6b)	16,110	190,198
Equity to be issued (Note 6a)	467,583	339,949
Accumulated deficit	(3,890,717)	(3,723,368)
Total Stockholders’ (Deficiency)	(390,572)	(700,104)

Total Liabilities and Stockholders’ (Deficiency)	$445,043	$109,243

Going Concern (Note 1)

Commitments and Contingencies (Note 8)

These condensed interim financial statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Operations

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	June 30, 2016	June 30, 2015

OPERATING EXPENSES
Accretion expenses (Note 5)	$5,897	$
Application and membership fees	3,247	-
Amortization expense (Note 3)	4,356	4,439
Business development	2,486	2,703
Interest	1,045	1,631
Occupancy costs	7,982	7,844
Office and general	1,607	668
Professional fees (Notes 6a, 6b and 10e)	154,755	12,989
Research and development	1,075	804
Stock based compensation (Note 6c)	151,105	75,050
Telephone and internet services	2,857	3,357
Travel	5,025	3,011
Total Operating Expenses	341,437	112,496

Net Loss for the Period	$341,437	$112,496

Net loss per common share -basic and diluted	$0.04	$0.01

Weighted average common shares outstanding - basic and diluted	9,728,634	9,257,234

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Stockholders’ Equity (Deficiency)

(Stated in Canadian Dollars)

(Unaudited)

	Common	Common		Additional
	Shares	Shares		Paid in	Equity to	Accumulated	Stockholders’
	Number	Amount	Warrants	Capital	be Issued	Deficit	(Deficiency)

March 31, 2016	9,701,051	$1,466,352	$190,198	$1,026,765	$339,949	$(3,723,368)	$(700,104)

Warrants exercised (Note 6a and 6b)	44,500	2,318	-	-	-	-	2,318
Warrant liability valuation transferred on exercise	-	43,521	-	-	-	-	43,521
Warrants expired	-	-	(174,088)	-	-	174,088	-
Stock based compensation (Note 6c)	-	-		151,105	-		151,105
Shares issued for conversion of debt (Notes 6a)	66,667	64,585	-	-	-	-	64,585
Common shares issued (Note 6a)	29,138	60,325	-	-	(60,325)	-	-
Shares issued as compensation (Note 6a)	250,000	201,481	-	-	187,959	-	389,440
Net loss for the period	-	-	-	-	-	(341,437)	(341,437)
June 30, 2016	10,091,356	$1,838,582	$16,110	$1,177,870	$467,583	$(3,890,717)	$(390,572)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Cash Flows

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities

Net loss for the period	$(341,437)	$(112,496)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	4,356	4,439
Stock based compensation (Note 6c)	151,105	75,050
Change in warrant liability (Note 6b)	21,783
Shares issued and to be issued for services (Note 6a)	48,651
Accretion expense	5,897	-

Change in operating assets and liabilities
Prepaid expenses	3,651	608
Accounts receivable	254	5,213
Accounts payable	15,294	2,267
Net cash flows used in operating activities	(90,446)	(24,919)

Cash flows from financing activities
Advances from shareholders	50,855	3,004
Term loan proceeds	40,000	30,000
Warrant exercise proceeds	2,318	596
Net cash flows from financing activities	93,173	33,600

Net change in cash	2,727	8,681
Cash position - beginning of period	173	3,084

Cash position - end of period	$2,900	$11,765

Supplemental Information:

Income taxes paid	-	-
Interest paid	-	-
Common shares and shares to be issued for services (Note 6)	389,440

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

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

During the year ended March 31, 2014, the Company secured a research facility in Mississauga, Ontario, which houses all of its employees and research and development activities. In May 2016, the Company signed a Letter of Engagement with Midtown Partners & Co, LLC to raise additional equity capital to support the implementation of its business plan.

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

These condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of June 30, 2016, the Company has a working capital deficiency of $451,468 (March 31, 2016 - $765,356) and an accumulated deficit of $3,890,717 (March 31, 2016 - $3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

2.) Presentation of Financial Statements

Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended March 31, 2016. These condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended March 31, 2016, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2016, and the results of its operations for the three month periods ended June 30, 2016 and 2015 and its cash flows for the three month periods ended June 30, 2016 and 2015. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

3.) Equipment and Leasehold Improvements

	June 30, 2016		March 31, 2016
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Computer equipment	$3,558	$2,199	$3,558	$2,089
Production equipment	67,367	29,719	67,367	27,738
Leasehold improvements	48,927	27,038	42,290	18,136
Total	$119,852	$58,956	$113,215	$47,963

Net carrying amount		$60,896		$65,252

During the three month period ended June 30, 2016, the Company recorded total amortization of $4,356 (2015 - $4,439) which was recorded to amortization expense on the statements of operations.

4.) Advances from Shareholders and Related Parties

As at June 30, 2016, the Company had received cumulative working capital advances in the amount of $435,120 (March 31, 2016 - $383,990) from two shareholders who are also officers and directors of the Company and a related party who is a family member of one of the officers. The advances from shareholders are unsecured, non-interest bearing and payable upon demand. The advances from the related party are unsecured, payable upon demand and bear interest at 20% per annum.

5.) Term Loan

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matures on August 28, 2016 and the terms specify a 30% premium to be paid at that time. The 30% premium is recognized as an expense and is amortized on the condensed interim statements of operations. During the three month period ended June 30, 2016 the Company recorded accretion expense of $5,897 (2015 - $nil).

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

6.) Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On May 18, 2016, 44,500 common shares purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,780 ($2,318).

On May 15, 2016, 13,874 shares to be issued were issued as common shares.

On June 22, 2016, 15,264 shares to be issued were issued as common shares.

On June 30, 2016, 66,667 common shares were issued to a consultant in settlement of a debt at a value of $64,585 based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of issuance.

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period at a value of $201,481 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the date of issue. The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at June 30, 2016. For the three months ended June 30, 2016, the Company amortized $6,606 of this prepaid expense, which was recorded as professional fees on the condensed interim statements of operations.

Shares to be issued

On May 19, 2016, the Company signed a letter of engagement with a consultant which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement. The retainer has been deferred as a share issue costs and recorded as a prepaid expense on the condensed interim balance sheet as at June 30, 2016.

On April 18, 2016, the Company signed an agreement with a consultant pursuant to which it has committed to issue 250,000 common shares of the Company as compensation for services to be rendered over a period of 5 months. Two directors and officers of the Company transferred 250,000 of their personal shares to the consultant and as such the Company has agreed to reimburse the directors and officers for these common shares transferred by issuance of common shares from treasury. The commitment was valued at $86,380 based upon an estimated fair market value of USD$0.27 ($0.35) per share at the date of issue. The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at June 30, 2016. For the three months ended June 30, 2016, the Company amortized $41,778 of this prepaid expense, which was recorded as professional fees on the condensed interim statements of operations.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

6.) Capital Stock (continued)

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

From time to time over the EPA, commencing on the trading day immediately following the date on which the registration statement covering the resale of the Put Shares (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (the “Commission”), the Company may, in its sole discretion, draw upon the EPA periodically during the term by the Company’s delivery to the holder of the EPA, a written notice requiring the holder to purchase a dollar amount in common shares (the “Draw Down Notice”). The shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the holder on the date of the draw down may not exceed the lessor of (i) 4.99% of the Company’s outstanding common shares, (ii) USD$62,500 in any 30 days period or (iii) 100% of the aggregate trading volume for the 10 trading days immediately preceding the date of the Draw Down Notice without the prior written consent of the holder. The purchase price per common share purchased under the EPA shall equal 65% of the lowest closing bid for the 10 days immediately preceding the date of the Draw Down Notice. The Registration Statement was filed with the Commission on October 1, 2015 and was declared effective by the Commission on March 3, 2016.

On June 23, 2016, the Company agreed in conjunction with RY Capital Group, LLC and GHS Investments, LLC to assign the EPA to GHS Investments, LLC. The change made to the EPA include increasing the share purchase price per common share to 80% from 65% of the lowest closing bid for the 10 trading days immediately preceding the date of the draw down notice, increasing the upper limit on individual draws to USD$75,000 from USD$62,500 and including a true-up feature whereby if the lowest volume-weighted average price (“VWAP”) for the ten trading days following a draw down (the “Trading Period”) is less than 85% of the purchase price of the common shares issued in connection with a draw down, then the Company shall issue such additional common shares as maybe necessary to adjust the purchase price for such draw down to equal the VWAP during the Trading Period.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

6.) Capital Stock (continued)

(b) Warrants

As at June 30, 2016, the following warrants were outstanding:

						Fair Value at
		Number of	Weighted		Grant Date	June 30, 2016 of
Expiration Date	Number of Warrants	Warrants Exercisable	Average Exercise Price		Fair Value Equity	Vested Warrants - Liability
June 6, 2017	22,500	22,500		$1.12	$16,110	$-
April 1, 2017	325,000	-	USD $	0.04	-	-
				$(0.052)
October 22, 2016	3,350	3,350	USD $	1.50	-	1,997
				$(1.94)
November 30, 2016	8,850	8,850	USD $	2.00	-	3,744
				$(2.58)
	359,700	34,700		$0.20	$16,110	$5,741

i)	In connection with a private placement offering completed during the year ended March 31, 2015, the Company granted an aggregate of 8,850 share purchase warrants each exercisable into one common share at USD$2.00 ($2.58) until November 30, 2016. The fair value of the warrants at the date of grant of $6,213 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.02%; and expected term of 2 years.

ii)	During the year ended March 31, 2015, the Company also issued 27,500 warrants of the Company valued at $19,290 for services rendered of which 22,500 warrants were granted to an officer of the Company. The compensation expense has been included in professional fees on the statements of operations. Each warrant entitles the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance. The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years.

iii)	In connection with the unit issuance completed October 22, 2014 in settlement of debt, the Company granted 3,350 share purchase warrants exercisable into one common share at USD$1.50 ($1.94) per share for a period of 2 years from the date of issuance. The fair value of the warrants at the date of grant of $2,060 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 0.99%; and expected term of 2 years.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

6.) Capital Stock (continued)

(b) Warrants (continued)

iv)	In connection with a consulting agreement (see Note 8), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.052) at any time prior to April 1, 2017. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($322,925) raised in an offering, fully vesting upon USD$1,500,000 ($1,937,550) being raised. The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

For the three month period ended June 30, 2016, the Company recorded $Nil, (2015 - $Nil) as compensation expense for warrants issued to a consultant for service, net of a market adjustment for the three months period ended June 30, 2016 of $21,783 (2015 - $Nil). The expense was recorded as professional fees on the statements of operations and comprehensive loss.

ASC 815 “Derivatives and Hedging” indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity. As a result, warrants with a USD exercise price have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statements of operations.

The continuity of warrants for the period ended June 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, March 31, 2016	709,583	$1.06
Exercised	(44,500)	0.05
Expired, unexercised	(305,383)	2.22
Balance, June 30, 2016	359,700	$0.20

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

6.) Capital Stock (continued)

(b) Warrants (continued)

As at June 30, 2016, the fair value of the 359,700 (March 31, 2016 – 381,700) warrants exercisable in US dollars, remaining after the exercise of 300,000 warrants (March 31, 2016 – 255,500), was $306,366 (March 31, 2016 - $222,803) which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (March 31, 2016 - 0%); expected volatility of 218% (March 31, 2016 – 150%); risk-free interest rate of 0.54% (March 31, 2016 – 0.54%) and expected term of 0.74 years (March 31, 2016 – 0.99 years). Of this amount, $5,741 (March 31, 2016 - $27,479) was reflected as a liability as at June 30, 2016, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at June 30, 2016.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 10). The Company’s computation of expected volatility during the periods ended June 30, 2016 and 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at June 30, 2016 was 930,000 (March 31, 2016 – 930,000). The weighted average grant date fair value of options granted during the period ended June 30, 2016 was $n/a (2015 - $n/a). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,513,703 as at June 30, 2016 (March 31, 2016 – 1,455,158).

The Company’s computation of expected volatility during the period ended June 30, 2016 is based on the market close price of comparable public entities over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the contractual life.

For the three month period ended June 30, 2016, the Company recorded $151,105 (2015 - $75,050) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service. This expense was recorded as stock based compensation on the statements of operations. Additionally for the period ended June 30, 2016, the Company recorded $48,384 (2015 - $nil) as professional fees for services rendered and the amortization of shares to be issued recorded as prepaid expenses. This expense was recorded as professional fees on the statements of operations.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

6.) Capital Stock (continued)

(c) Stock-based compensation (continued)

The activities in options outstanding are as noted below:

	Number of Options Granted	Weighted Average Exercise Price
Balance, March 31, 2016	930,000	$2.05
Granted	-	$-
Balance, June 30, 2016	930,000	$2.05

The following table presents information relating to stock options outstanding and exercisable at June 30, 2016.

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.73	505,000	3.45	398,333	$1.73	3.45
$2.43	425,000	4.50	155,833	$2.43	4.50
$2.05	930,000	3.81	554,166	$1.93	3.75

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

7.) Income Taxes

The Company has no taxable income under Canadian Federal and provincial tax laws for the three month periods ended June 30, 2016 and 2015. The Company has non-capital loss carryforwards at June 30, 2016 totalling approximately $2,534,815, which may be offset against future taxable income. If not used, the loss carryforwards will expire between 2029 and 2037.

8.) Commitments and Contingencies

The Company entered into a five year operating lease for office and production facilities. The lease commenced on December 1, 2013 and expires on November 30, 2018. The base monthly rental is $1,362 plus the Company’s estimated portion of property taxes and operating expenses which are currently $810 per month. The future commitments pursuant to this lease arrangement, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2017 (remaining)	$19,548
2018	$26,064
2019	$17,376

For the 3 month period ended June 30, 2016, rental expenses related to this lease were $6,516 (2015 - $6,498)

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015, the Company entered into a consulting agreement with Connectus, Inc. (“Connectus”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. Pursuant to this agreement, the Company agreed to issue to Connectus, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.052) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($322,925) raised in an offering, fully vesting upon USD$1,500,000 ($1,937,550) being raised. During the year ended March 31, 2015, the President of the Consultant became a director of the Company. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus, Inc. as compensation, which has been recorded as professional fees on the statements of loss during the year ended March 31, 2016.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

8.) Commitments and Contingencies (continued)

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

Cumulative Funds Raised [1]	Effective Monthly Salary %

$100,000	10.0%
$175,000	15.0%
$250,000	25.0%
$375,000	37.5%
$500,000	50.0%
$750,000	62.5%
$1,000,000	75.0%
$1,250,000	87.5%
$1,500,000	100.0%

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold.

On September 24, 2015, the Company signed a consulting agreement with an investor relations firm with terms commencing immediately and ending on September 30, 2016. Consideration payable under the consulting agreement include a monthly fee of USD$7,500 ($9,688) payable in a combination of cash and restricted stock.

On May 18, 2016, the Company signed a consulting agreement with an agent in connection with proposed placements of up to USD$10,000,000 ($12,917,000) in a combination of equity and or debt of the Company for a term of one year. Consideration payable under the consulting agreement include a non-refundable equity retainer of 100,000 restricted shares of the Company (see Note 6a), a placement fee equal to 8% of the gross purchase price paid for equity of the Company, an administrative fee of 4% of the gross purchase price paid for equity, a placement fee of 4% of the gross purchase price paid for non-convertible debt and warrants to purchase common shares of the Company equal to 8% of the number of shares of common stock issuable by the Company upon exercise or conversion of any and all securities issued at each closing.

On June 24, 2016, the Company signed a consulting agreement with a marketing firm with terms commencing immediately and ending on December 24, 2016. Consideration payable under the consulting agreement include 250,000 common shares to be issued on the date of the agreement (See Note 6a); 250,000 common shares to be issued on August 24, 2016 and 250,000 common shares to be issued on October 24, 2016.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

9.) Related Party Transactions

Included in accounts payable and accrued liabilities as at June 30, 2016 is $52,030 (March 31, 2016 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees. This balance is unsecured, non-interest bearing and due on demand.

See also Notes 4, 5, 6(a), 6(b) and 6(c), and 8.

Amounts receivable from officer as at June 30, 2016 of $21,339 (March 31, 2016 - $21,064) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 8). The amount receivable is unsecured, non-interest bearing and repayable upon demand.

10.) Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at June 30, 2016, the Company had cash of $2,900 (March 31, 2016 - $173) to settle current liabilities of $835,615 (March 31, 2016 - $809,347). All of the Company's financial liabilities other than the warrant liability of $5,741 (March 31, 2016 - $27,479) and the term loan of $45,897 (March 31, 2016 - $nil) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity. See Note 11.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

10.) Financial Instruments (continued)

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at June 30, 2016, the Company held $2,900 (March 31, 2016 - $173) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk. See also Note 10 (e).

(d) Interest rate risk

As at June 30, 2016, the Company does not have any interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

(e) Derivative liability – warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 6(b). The warrants have an exercise price of USD$0.04 ($0.052). The warrants are exercisable at any time prior to April 1, 2017. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with the settlement of a vendor’s account, the Company granted warrants to purchase up to 3,350 common shares of the Company. The warrants have an exercise price of USD$1.50 ($1.94). The warrants are exercisable at any time prior to October 22, 2016. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with a private placement, the Company granted warrants to purchase up to 8,850 common shares of the Company. The warrants have an exercise price of USD$2.00 ($2.58). The warrants are exercisable at any time prior to November 30, 2016. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other that the Company’s functional currency.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2016 and 2015

10.) Financial Instruments (continued)

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at	Fair Value Measurement Using
	June 30, 2016	Level 1	Level 2	Level 3
Derivative liability - Warrants	$5,741	$-	$-	$5,741

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
Balance at beginning of period	$27,479	$364,878
Derivative instruments exercised	(43,521)	(509,054)
Change in fair market value, recognized in operations as professional fees	21,783	171,655

Balance at end of period	$5,741	$27,479

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended June 30, 2016 and March 31, 2016.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at June 30, 2016:

	June 30, 2016
Number of shares underlying the warrants		359,700
Fair market value of the stock		$0.97
Exercise price	USD$	0.1060 ($0.1269)
Expected volatility		218%
Risk-free interest rate		0.54%
Expected dividend yield		0%
Expected warrant life (years)		0.74

11.) Subsequent event

On July 6, 2016, the Company agreed to issue a consultant 20,000 shares in settlement of a debt owed in the amount of USD$15,000 ($19,500).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Information

This following information specifies certain forward-looking statements of management of Algae Dynamics Corp. (the “Company”). Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

This Form 10-Q should be read in conjunction with the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended March 31, 2016, including the notes thereto and the risk factors identified therein. Quarterly results are not necessarily indicative of full-year results.

Company Overview

Algae Dynamics Corp (the “Company”) is currently engaged in the commercialization of our proprietary BioSilo® algae cultivation system for the high volume, low cost production of pure contaminant-free algae biomass. This biomass is high in Omega-3 fatty-acids EPA, DHA and DPA, vitamins, minerals and antioxidants, all of which are in demand by the growing multibillion dollar food/beverage and health care sectors. Our integrated BioSilo® manufacturing system provides low cost algae biomass production with modest capital cost requirements compared to conventional approaches. Furthermore, our “controlled outcomes” technology provides ultra-high purity algae biomass, differentiating it from other producers in the market. Following completion of a commercial-scale demonstration facility we intend to produce algae biomass for sale into the functional additive and supplement markets.

The Company’s mission is to be a leading producer of low-cost ultra-pure algae biomass with high nutrient content for the functional food/beverage additive and health supplement industries.

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

Compared with fiber Omega-3 is the most consumed ingredient because of its wide-ranging applications in food, pharmaceuticals and dietary supplements. Various health concerns such as obesity, cardiac failure and neural disorders are driving the consumers toward nutraceuticals that contain omega-3 fatty acids as a main ingredient. (source: BCC Research November 2014)

ADC is looking to raise US$2.5 million to complete its BioSilo® system commercialization plan (scheduled for 8 – 10 months) including Business to Business “B to B” value-added product strategies. The Company is also looking to raise US$8.0 million for Phase II to roll out larger commercial systems as part of its commercial growth strategy. ADC has a defined plan to generate revenue by supplying algae biomass in a powder form and/or oil that can be used as nutrient rich ingredients for its customers.

DHA Algae oil prices trade in the range of $60 to $90 per kilogram today depending on DHA concentration and country of origin, however, algae oil is typically selling for $70 to $75 per kilogram. (source: Frost & Sullivan May 24th. 2016).

The average price observed for Chlorella was approximately €26.83/kg (US$30.59) in 2015, in bulk form, ranging from less than €10 (US$11.40) to more than €40 (US$45.60). Chlorella products on the upper range will be products produced from environmentally-controlled closed systems with 3rd party-substantiated quality claims. Users of these high-end products are dietary supplement, medical food, and personal care producers in the Western countries. (source: Frost & Sullivan August 2015)

Product pricing of Business to Consumer “B to C” and value-added products pricing are substantially higher than bulk sales.

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

As well, while the Company is developing its BioSilo® cultivation system, the Company intends to build brand recognition, specializing in the health food and supplement markets, to have packaged products available for sale to customers (Business to Consumer “B to C” - online, retail and wholesale).

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

Our key competitive advantage is process engineering control which management believes ensures the best possible outcomes for each algae species at a low cost. Growing algae successfully requires a blend of a controlled environment and species selection. The Company’s production flexibility and tight control allows it to interchange selected species for improved algae yield and quality or client and marketplace demands as required. This provides an immediate and long term competitive advantage allowing the Company to quickly and profitably enter the market as R&D on species selection evolves.

Through its assignment of rights agreement with researchers at the University of Waterloo, the Company has access to proprietary algae species developed in the researcher’s labs that management believes have very high growth rates and nutrient content. The design enables full control of all cultivation parameters allowing Algae Dynamics to achieve optimum growing conditions for any algae species. As well, a unique CO₂ delivery system enhances delivery efficiency and minimizes CO2 losses from the system. In essence, Algae Dynamics is combining expertise in the science of algae cultivation with the efficiency of thoughtful engineering.

The Company has entered into a memorandum of understanding with POS Biosciences (“POS”), a Saskatchewan, Canada based company, for key process variables such as oil extraction and EPA/DHA separation. POS offers expertise and service in bioprocessing applied research from bench-top to commercialization scale. CO₂ and agriculture quality nutrients are expected to be supplied by outside suppliers which will be managed by us. Under the POS memorandum of understanding, POS will assist the Company in the commercialization of the Company’s algae strains by identifying, isolating, extracting, concentrating, spray drying and purifying a wide range of algae-based components. POS also has in place the appropriate licenses and quality assurance standards for food and nutraceutical products. Billing for POS services will be on a project by project basis on terms to be negotiated.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

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

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of an equity line of credit and advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end of September on the assumption that the conditions precedent to draws on the equity line of credit are satisfied and that the trading volume in the Company’s shares is adequate to permit maximum draws under such equity line. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company in order to fund operations going forward.

The execution of the business plan has been put on hold until the appropriate commitments have been made for funding. In order to move forward the Company has entered into an agency agreement with Midtown Partners LLC (a registered broker/dealer based in New York) as of May 19, 2016 with the objective being to raise up to US$10 Million. The Company is projecting that US$2 to US$3 Million is required to implement the first phase of the business plan. The initial funding is expected to be comprised of a combination of debt and equity.

The financing will provide working capital for the Company to execute its long term plan as well as facilitating the initial development of the branded products strategy. The launch of the branded product strategy will involve the implementation of an awareness program for the Company’s brand as well as the establishment of an online ecommerce distribution model.

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

For the three months ended June 30, 2016 and 2015

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At June 30, 2016, we had an accumulated deficit of $3,890,717. For the quarters ended June 30, 2016 and 2015, we had a net loss attributable to common stockholders of $341,437, and $112,496, respectively. The more significant expenditures increased include professional fees which increased by $141,766 and stock based compensation which increased by $76,055 during the 3 month period ended June 30, 2016 compared to June 30, 2015. A significant portion of the professional fees related to the provision of investor relation services and the costs associated with the reassignment of the Equity Purchase Agreement. As a result of the Company being in a loss position, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all. These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations

Revenues

We had no revenues for the three months ended June 30, 2016 and 2015 respectively.

Operating Expenses

The operating expenses increased in the three month period ended June 30, 2016 $341,437 compared to the same period of 2015 $112,496. This substantial increase was a result of management making substantial commitments to raise funds in order to facilitate the implementation of the business plan.

Other Expenses

Nil

Net Loss

The Company recognized a net loss of $341,437 for the three month period ended June 30, 2016 as compared to a net loss of $112,496 for the same period of 2015. Changes in net (loss) are primarily attributable to the initiatives being undertaken to put the necessary funding place to implement the business plan. A number of initiatives have been accomplished as the Company has become public, the Company obtained a trading symbol “ADYNF” and is trading on the OTCQB markets and the Company is reporting on the basis of audited financial statements.

Liquidity and Capital Resources

Net cash used by operating activities was $90,446 and $24,919 for the three month periods ended June 30, 2016 and 2015, respectively. The increase is attributable to the reduction of some of the accounts payable recorded at the year-end, March 31, 2016. The Company had a working capital deficiency of $451,468 as of June 30, 2016 compared to $765,356 as of March 31, 2016. While the Company continues to incur substantial operating losses, a substantial portion of the operating losses reflect expenses which have been satisfied through the issuance of shares.

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matures on August 28, 2016 and the terms specify a 30% premium to be paid at that time. The 30% premium is recognized as an accretion expense and is amortized on the condensed interim statements of operations . During the 3 month periods ended June 30, 2016 the Company accreted $5,897 (2015 - $nil). In the event the Company is unable to make the payment at maturity, the Company intends to discuss with the lender an extension of the maturity date. While it is believed that the Company will be able to reach an accommodation on the loan extension, there can be no assurances to this effect.

Furthermore, given the cash shortages the Company has delayed paying trade creditors and professionals pending receipt of expected funds from financing activities.

A significant portion of the professional fees and stock based compensation are non-cash expenditures resulting in a cash requirement of approximately $20,000 per month.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to the amount required to fund our present operation.

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of an equity purchase agreement and advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end of September on the assumption that the conditions precedent to draws on the equity purchase agreement are satisfied and that the trading volume in the Company’s shares is adequate to permit maximum draws under such equity line. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company as early as feasible in order to fund operations going forward.

The execution of the business plan has been put on hold until the appropriate commitments have been made for funding. In order to move forward the Company entered into an agency agreement with Midtown Partners LLC (a registered broker/dealer based in New York) as of May 19, 2016 with the objective being to raise up to US$10 Million. The Company is projecting that US$2 to US$3 Million is required to implement the first phase of the business plan. The initial funding is expected to be comprised of a combination of debt and equity.

The financing will provide working capital for the Company to execute its long term plan as well as facilitating the initial development of the branded products strategy. The launch of the branded product strategy will involve the implementation of an awareness program for the Company’s brand as well as the establishment of an online ecommerce distribution model.

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

Off-Balance Sheet Arrangements

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

We have identified the policies below as critical to our business operations and the understanding of our financial statements. A complete discussion of our accounting policies is included in Note 3 of the annual audited financial statements for the year ended March 31, 2016.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of June 30, 2016, the Company has a working capital deficiency of $451,468 (March 31, 2016 - $765,356) and an accumulated deficit of $3,890,717 (March 31, 2016 - $3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued in May 2016, in August 2015, March 2016 and April 2016, respectively, Accounting Standards Updates No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 (the “ASUs”). These ASUs were issued in connection with revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB deferred the effective date of the guidance to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our consolidated financial statements and related disclosures. We expect to complete our analysis by December 31, 2016.

In January 2016, the FASB issued new guidance on recognition and measurement of financial assets and financial liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. We are currently evaluating the expected impact that the standard could have on our consolidated financial statements and related disclosures.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the expected impact that the standard could have on our consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU No. 2016-09 related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating this guidance and the impact it will have on the consolidated financial statements and related disclosures.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. We are currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2016. Management evaluated the impact of our failure to have written documentation of all our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees as funding becomes available to implement the business plan in order to segregate duties in a manner that establishes effective internal controls. All such required remedies are dependent on having the financial resources available to complete them.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

See the risk factor identified in the Company’s registration statement on Form S-1 (Commission File No. 333-207232) which are incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Issued and Outstanding

On May 18, 2016, 44,500 common shares purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,780 ($2,318).

On May 15, 2016, 13,874 shares to be issued were issued as common shares.

On June 22, 2016, 15,264 shares to be issued were issued as common shares.

On June 30, 2016, 66,667 common shares were issued to a consultant in settlement of a debt at a value of $64,585 based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of issuance.

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period at a value of $201,484 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the time of the agreement. The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at June 30, 2016. For the three months ended June 30, 2016, the Company amortized $6,606 of this prepaid expense, which was recorded as professional fees on the condensed interim statements of operations.

Shares to be issued

On April 18, 2016, the Company signed an agreement with a consultant pursuant to which it has committed to issue 250,000 common shares of the Company as compensation for services to be rendered over a period of 5 months. Two directors and officers of the Company transferred 250,000 of their personal shares to the consultant and, as such the Company has agreed to reimburse the directors and officers for these common shares transferred by issuance of common shares from treasury. The commitment was valued at $86,380 based upon an estimated fair market value of USD$0.27 ($0.35) per share at the time of the agreement. The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at June 30, 2016. For the three months ended June 30, 2016, the Company amortized $41,778 of this prepaid expense, which was recorded as professional fees on the condensed interim statements of operations.

On May 19, 2016, the Company signed a letter of engagement with a consultant which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement. The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at June 30, 2016.

As a subsequent event after the quarter ended on July 6, 2016, the Company agreed to issue a consultant 20,000 shares in settlement of a debt owed in the amount of USD$15,000 ($19,500).

Each of these issuances were exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereunder. No commissions were paid in connection with such issuances.

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

Algae Dynamics Corp. a Canadian Corporation

Date: August 15 , 2016	By:	/s/ Ross Eastley
Ross Eastley Chief Financial Officer (Chief Financial and Principal Accounting Officer)