Form 10-Q
period 2016-09-30
Algae Dynamics Corp.
filed 2016-11-21
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 there were 10,361,356 shares of the issuer’s non-par value common shares issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALGAE DYNAMICS CORP.
Condensed Interim Balance Sheets
(Stated in Canadian Dollars)
(Unaudited)

	As at September 30, 2016	As at March 31, 2016

ASSETS

Current Assets
Cash	$2,543	$173
Prepaid expenses (Note 6a)	194,571	14,752
Amounts receivable from officer (Note 9)	22,995	21,064
Amounts receivable, net	3,600	8,002
Total Current Assets	223,709	43,991

Equipment and leasehold improvements, net (Note 3)	56,540	65,252

Total Assets	$280,249	$109,243

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 9)	$383,052	$397,878
Advances from shareholders and related parties (Note 4)	469,056	383,990
Term loan (Note 5)	48,957	-
Warrant liability (Note 6b)	-	27,479
Total Current Liabilities	901,065	809,347

STOCKHOLDERS’ (DEFICIENCY)

Common stock (Note 6a), no par value, unlimited amount authorized, 10,091,356 issued and outstanding as of September 30, 2016, (March 31, 2016 - 9,701,051)	1,838,582	1,466,352
Additional paid in capital (Note 6c)	1,304,319	1,026,765
Warrants (Note 6b)	16,110	190,198
Equity to be issued (Note 6a)	600,308	339,949
Accumulated deficit	(4,380,135)	(3,723,368)
Total Stockholders’ (Deficiency)	(620,816)	(700,104)

Total Liabilities and Stockholders’ (Deficiency)	$280,249	$109,243
Going Concern (Note 1)
Commitments and Contingencies (Note 8)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.
Condensed Interim Statements of Operations
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the	For the	For the
	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

OPERATING EXPENSES
Accretion expenses (Note 5)	$3,060	$2,076	$8,956	$2,076
Application and membership fees	3,247	-	6,493	-
Amortization expense (Note 3)	4,356	4,440	8,712	8,878
Business development	1,973	4,960	4,458	7,665
Foreign Exchange loss	-	1,046	-	1,046
Interest	655	3,185	1,700	5,016
Occupancy costs	7,065	8,105	15,048	15,949
Office and general	813	1,793	2,420	2,461
Professional fees (Notes 6a, 6b and 10e)	330,496	57,912	485,254	70,901
Research and development	4,091	993	5,166	1,797
Stock based compensation (Note 6c)	126,449	112,976	277,554	188,026
Telephone and internet services	2,573	3,444	5,430	6,801
Travel	4,640	6,028	9,664	9,039
Total Operating Expenses	489,418	206,958	830,855	319,655

Operating Loss	489,418	206,958	830,855	319,655
Deferred income tax recovery	-	(7,215)	-	(7,215)
Net Loss for the Period	$489,418	$199,743	$830,855	$312,440

Net loss per common share - basic and diluted	$0.05	$0.02	$0.08	$0.03

Weighted average common shares outstanding - basic and diluted	10,091,356	9,279,779	9,910,986	9,268,568

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.
Condensed Interim Statements of Stockholders’ Equity (Deficiency)
(Stated in Canadian Dollars)
(Unaudited)

	Common	Common		Additional
	Shares	Shares		Paid in	Equity to	Accumulated	Stockholders’
	Number	Amount	Warrants	Capital	be Issued	Deficit	(Deficiency)

March 31, 2016	9,701,051	$1,466,352	$190,198	$1,026,765	$339,949	$(3,723,368)	$(700,104)

Warrants exercised (Notes 6a and 6b)	44,500	2,318	-	-	-	-	2,318
Warrant liability valuation transferred on exercise	-	43,521	-	-	-	-	43,521
Warrants expired	-	-	(174,088)	-	-	174,088	-
Stock based compensation	-	-		277,554	-		277,554
(Note 6c)
Shares issued for conversion of debt (Note 6a)	66,667	64,585	-	-	19,500	-	84,085
Common shares issued (Note 6a)	29,138	60,325	-	-	(60,325)	-	-
Shares issued as compensation (Note 6a)	250,000	201,481	-	-	301,184	-	502,665
Net loss for the period	-	-	-	-	-	(830,855)	(830,855)
September 30, 2016	10,091,356	$1,838,582	$16,110	$1,304,319	$600,308	$(4,380,135)	$(620,816)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.
Condensed Interim Statements of Cash Flows
(Stated in Canadian Dollars)
(Unaudited)

	For the	For the
	Six Month	Six Month
	Period Ended	Period Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities

Net loss for the period	$(830,855)	$(312,440)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	8,712	8,878
Stock based compensation (Note 6c)	277,554	188,026
Deferred income tax recovery	-	(7,215)
Change in warrant liability (Note 6b)	16,042	-
Shares issued and to be issued for services (Note 6a)	335,043	-
Accretion expense	8,956	2,076
Unrealized foreign exchange loss	-	1,046

Change in operating assets and liabilities
Prepaid expenses	7,303	1,215
Accounts receivable	4,402	4,825
Accounts payable	49,759	38,751
Net cash flows used in operating activities	(123,084)	(74,838)

Cash flows from financing activities
Advances from shareholders	83,136	12,468
Term loan proceeds	40,000	30,000
Convertible note	-	32,288
Warrant exercise proceeds	2,318	596
Net cash flows from financing activities	125,454	75,352

Net change in cash	2,370	514
Cash position - beginning of period	173	3,084

Cash position - end of period	$2,543	$3,598

Supplemental Information:

Income taxes paid	-	-
Interest paid	-	-
Common shares and shares to be issued, for services (Note 6)	502,665

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

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

These condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of September 30, 2016, the Company has a working capital deficiency of $677,356 (March 31, 2016 - $765,356) and an accumulated deficit of $4,380,135 (March 31, 2016 - $3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2016, and the results of its operations for the six month periods ended September 30, 2016 and 2015 and its cash flows for the six month periods ended September 30, 2016 and 2015. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

3.) Equipment and Leasehold Improvements

	September 30, 2016			March 31, 2016
	Cost	Accumulated	Cost	Accumulated
		Amortization		Amortization
Computer equipment	$3,558	$2,309	$3,558	$2,089
Production equipment	67,367	31,701	67,367	27,738
Leasehold improvements	49,812	30,187	42,290	18,136
Total	$120,737	$64,197	113,215	$47,963

Net carrying amount		$56,540		$65,252

During the six month period ended September 30, 2016, the Company recorded total amortization of $8,712 (2015 - $8,878) which was recorded to amortization expense on the statements of operations.

4.) Advances from Shareholders and Related Parties

As at September 30, 2016, the Company had received cumulative working capital advances in the amount of $469,056 (March 31, 2016 - $383,990) from two shareholders who are also officers and directors of the Company. The advances from shareholders are unsecured, non-interest bearing and payable upon demand.

5.) Term Loan

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matures on November 28, 2016 and the terms specify a 30% premium to be paid at that time. The 30% premium is recognized as an expense over the term of the loan and is amortized on the condensed interim statements of operations. During the six month period ended September 30, 2016 the Company recorded accretion expense of $8,956 (2015 - $nil). The loan was initially scheduled to mature on August 28, 2016 but an extension of three months was agreed to with the same terms.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

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

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period at a value of $201,481 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the date of issue. This amount was expensed during the six months ended September 30, 2016 as professional fees on the condensed interim statements of operations.

Equity to be issued

On May 19, 2016, the Company signed a letter of engagement with an agent in connection with proposed placements of up to USD$10,000,000 ($13,117,000) which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement (See Note 8). The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at September 30, 2016.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

6.) Capital Stock (continued)

Equity to be issued (continued)

On April 18, 2016, the Company signed an agreement with a consultant pursuant to which it has committed to issue 250,000 common shares of the Company as compensation for services to be rendered over a period of 5 months. Two directors and officers of the Company transferred 250,000 of their personal shares to the consultant and as such the Company has agreed to reimburse the directors and officers for these common shares transferred by issuance of common shares from treasury. The commitment was valued at $86,380 based upon an estimated fair market value of USD$0.27 ($0.35) per share at the date of issue and was expenses during the six months ended September 30, 2016 as professional fees on the condensed interim statements of operations.

On July 6, 2016, the Company committed to issue 20,000 common shares to a consultant in settlement of a debt at a value of $19,500 (USD$15,000) based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of commitment. These shares were issued subsequent to September 30, 2016 (See Note 11).

Additionally, 250,000 common shares were to be issued on August 24, 2016 at a value of $113,225 based upon an estimated fair market value of $USD$0.35 ($0.45) per share at the date of issue to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period. These shares were issued subsequent to September 30, 2016 (See Note 11). The amount has been recorded as a prepaid expense on the condensed interim balance sheet as at September 30, 2016 of which the Company amortized $27,683 of this prepaid expense, which was recorded as professional fees on the condensed interim statements of operations.

	Common shares to be issued	Value ($)

Balance, March 31, 2016	146,603	339,949

Equity issued	(29,138)	(60,325)

Equity to be issued as compensation	620,000	320,684

Balance, September 30, 2016	737,465	600,308

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

6.) Capital Stock (continued)

Equity Purchase Agreement (“EPA”) (continued)

On June 23, 2016, the Company agreed in conjunction with RY Capital Group, LLC and GHS Investments, LLC to assign the EPA to GHS Investments, LLC. The change made to the EPA include increasing the share purchase price per common share to 80% from 65% of the lowest closing bid for the 10 trading days immediately preceding the date of the draw down notice, increasing the upper limit on individual draws to USD$75,000 from USD$62,500 and including a true-up feature whereby if the lowest volume-weighted average price (“VWAP”) for the ten trading days following a draw down (the “Trading Period”) is less than 85% of the purchase price of the common shares issued in connection with a draw down, then the Company shall issue such additional common shares as maybe necessary to adjust the purchase price for such draw down to equal the VWAP during the Trading Period. See also Note 11.

(b) Warrants

As at September 30, 2016, the following warrants were outstanding:

Expiration Date	Number of Warrants	Number of Warrants Exercisable	Weighted Average Exercise Price	Grant Date Fair Value Equity		Fair Value - at September 30, 2016 of Vested Warrants - Liability
June 6, 2017	22,500	22,500	$1.12	$16,110		$
April 1, 2017	325,000	-	USD $0.04	-
			($0.052)
October 22, 2016*	3,350	3,350	USD $1.50	-
			($1.97)
November 30, 2016 8,850	8,850	8,850	USD $2.00	-
			($2.62)
	359,700	34,700	$0.20	$16,110	$	$

* Subsequent to September 30, 2016, these warrants expired unexercised.

i)	In connection with a private placement offering completed during the year ended March 31, 2015, the Company granted an aggregate of 8,850 share purchase warrants each exercisable into one common share at USD$2.00 ($2.62) until November 30, 2016. The fair value of the warrants at the date of grant of $6,213 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.02%; and expected term of 2 years.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

6.) Capital Stock (continued)

(b) Warrants (continued)

ii)	During the year ended March 31, 2015, the Company also issued 27,500 warrants of the Company valued at $19,290 for services rendered of which 22,500 warrants were granted to an officer of the Company. The compensation expense has been included in professional fees on the statements of operations. Each warrant entitles the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance. The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years.

iii)	In connection with the unit issuance completed October 22, 2014 in settlement of debt, the Company granted 3,350 share purchase warrants exercisable into one common share at USD$1.50 ($1.97) per share for a period of 2 years from the date of issuance. The fair value of the warrants at the date of grant of $2,060 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 0.99%; and expected term of 2 years.

iv)	In connection with a consulting agreement (see Note 8), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.052) at any time prior to April 1, 2017. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($327,925) raised in an offering, fully vesting upon USD$1,500,000 ($1,967,550) being raised. The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

For the six month period ended September 30, 2016, the Company recorded $Nil, (2015 - $Nil) as compensation expense for warrants issued to a consultant for service, net of a market adjustment for the six months period ended September 30, 2016 of $16,042 (2015 - $Nil). The expense was recorded as professional fees on the statements of operations.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

6.) Capital Stock (continued)

(b) Warrants (continued)

The continuity of warrants for the period ended September 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, March 31, 2016	709,583	$1.06
Exercised	(44,500)	0.05
Expired, unexercised	(305,383)	2.22
Balance, September 30, 2016	359,700	$0.20

As at September 30, 2016, the fair value of the 337,200 (March 31, 2016 – 381,700) warrants exercisable in US dollars was $156,000 (March 31, 2016 - $222,803) which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (March 31, 2016 - 0%); expected volatility of 227% (March 31, 2016 – 150%); risk-free interest rate of 0.52% (March 31, 2016 – 0.54%) and expected term of 0.49 years (March 31, 2016 – 0.99 years). Of this amount, $Nil (March 31, 2016 - $27,479) was reflected as a liability as at September 30, 2016, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at September 30, 2016.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 10). The Company’s computation of expected volatility during the periods ended September 30, 2016 and 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at September 30, 2016 was 930,000 (March 31, 2016 – 930,000). The weighted average grant date fair value of options granted during the periods ended September 30, 2016 was $n/a (2015 - $n/a). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,513,703 as at September 30, 2016 (March 31, 2016 – 1,455,158).

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

6.) Capital Stock (continued)

(c) Stock-based compensation (continued)

The activities in options outstanding are as noted below:

	Number of Options Granted	Weighted Average Exercise Price
Balance, March 31, 2016	930,000	$2.05
Granted	-	$-
Balance, September 30, 2016	930,000	$2.05

The following table presents information relating to stock options outstanding and exercisable at September 30, 2016.

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.73	505,000	3.20	398,333	$1.73	3.20
$2.43	425,000	4.25	177,083	$2.43	4.25
$2.05	930,000	3.57	575,416	$1.93	3.52

For the three and six month periods ended September 30, 2016, the Company recorded $126,449 and $277,554, respectively (2015 - $112,976 and $188,026 respectively) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service. This expense was recorded as stock based compensation on the statements of operations. Additionally for the three and six month periods ended September 30, 2016, the Company recorded $315,543 (2015 - $nil) as professional fees for services rendered.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

7.) Income Taxes

The Company has no taxable income under Canadian federal and provincial tax laws for the three and six month periods ended September 30, 2016 and 2015. The Company has non-capital loss carryforwards at September 30, 2016 totaling approximately $2,882,000, which may be offset against future taxable income. If not used, the loss carryforwards will expire between 2029 and 2037.

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

2017 (remaining)	$ 13,032
2018	$ 26,064
2019	$ 17,376

For the three and six month periods ended September 30, 2016, rental expenses related to this lease were $6,516 and $13,032 (2015 - $6,498 and $12,999)

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015, the Company entered into a consulting agreement with Connectus, Inc. (“Connectus”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. Pursuant to this agreement, the Company agreed to issue to Connectus, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.052) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($327,925) raised in an offering, fully vesting upon USD$1,500,000 ($1,967,550) being raised. During the year ended March 31, 2015, the President of the Consultant became a director of the Company. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus, Inc. as compensation, which has been recorded as professional fees on the statements of operations during the year ended March 31, 2016.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

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

On September 24, 2015, the Company signed a consulting agreement with an investor relations firm with terms commencing immediately and ending on September 30, 2016. Consideration payable under the consulting agreement include a monthly fee of USD$7,500 ($9,838) payable in a combination of cash and restricted stock.

On May 18, 2016, the Company signed a consulting agreement with an agent in connection with proposed placements of up to USD$10,000,000 ($13,117,000) in a combination of equity and or debt of the Company for a term of one year. Consideration payable under the consulting agreement include a non-refundable equity retainer of 100,000 restricted shares of the Company (see Note 6a), a placement fee equal to 8% of the gross purchase price paid for equity of the Company, an administrative fee of 4% of the gross purchase price paid for equity, a placement fee of 4% of the gross purchase price paid for non-convertible debt and warrants to purchase common shares of the Company equal to 8% of the number of shares of common stock issuable by the Company upon exercise or conversion of any and all securities issued at each closing.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

8.) Commitments and Contingencies (continued)

On June 24, 2016, the Company signed a consulting agreement with a marketing firm with terms commencing immediately and ending on December 24, 2016. Consideration payable under the consulting agreement include 250,000 common shares to be issued on the date of the agreement (See Note 6a); 250,000 common shares to be issued on August 24, 2016 (see Note 6a) and 250,000 common shares to be issued on October 24, 2016. (See Note 11)

9.) Related Party Transactions

Included in accounts payable and accrued liabilities as at September 30, 2016 is $52,030 (March 31, 2016 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees. This balance is unsecured, non-interest bearing and due on demand.

See also Notes 4, 5, 6(a), 6(b) and 6(c), 8 and 11.

Amounts receivable from officer as at September 30, 2016 of $22,995 (March 31, 2016 - $21,064) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under the employment agreement (See Note 8). The amount receivable is unsecured, non-interest bearing and repayable upon demand.

10.) Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at September 30, 2016, the Company had cash of $2,543 (March 31, 2016 - $173) to settle current liabilities of $901,065 (March 31, 2016 - $809,347). All of the Company’s financial liabilities other than the warrant liability of $Nil (March 31, 2016 - $27,479) and the term loan of $48,957 (March 31, 2016 - $nil) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

10.) Financial Instruments (continued)

(a) Liquidity risk (continued)

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

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at September 30, 2016, the Company held $2,543 (March 31, 2016 - $173) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk. See also Note 10 (e).

(d) Interest rate risk

As at September 30, 2016, the Company does not have any interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

10.) Financial Instruments (continued)

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

In connection with the settlement of a vendor’s account, the Company granted warrants to purchase up to 3,350 common shares of the Company. The warrants have an exercise price of USD$1.50 ($1.97). The warrants are exercisable at any time prior to October 22, 2016. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

In connection with a private placement, the Company granted warrants to purchase up to 8,850 common shares of the Company. The warrants have an exercise price of USD$2.00 ($2.62). The warrants are exercisable at any time prior to November 30, 2016. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other that the Company’s functional currency. The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at September 30, 2016	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Derivative liability – Warrants	$-	$-	$-	$-

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
Balance at beginning of period	$27,479	$364,878

Derivative instruments exercised	(43,521)	(509,054)
Change in fair market value, recognized in operations as professional fees	16,042	171,655

Balance at end of period	$-	$27,479

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2016 and 2015

10.) Financial Instruments (continued)

(e) Derivative liability – warrant liability (continued)

These instruments were valued using pricing models that incorporate the price of a share of common stock (based upon the price of the most recent private placement), expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended September 30, 2016 and March 31, 2016.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at September 30, 2016:

September 30, 2016
Number of shares underlying the warrants	337,200
Fair market value of the stock	$0.52
Exercise price	USD$0.1060 ($0.1390)
Expected volatility	227%
Risk-free interest rate	0.52%
Expected dividend yield	0%
Expected warrant life (years)	0.49

11.) Subsequent Events

On October 28, 2016 320,000 of the stock options awarded to management at an exercise price of $1.73 and 340,000 of the stock options awarded to management at an exercise price of $2.43 were forfeited. The Board awarded a total of 425,000 stock options in accordance with the stock incentive plan at an exercise price of $0.38 to officers, directors and consultants of the Company with an expiry date of six years. Of this grant, 340,000 options vest as to one-third on the date of grant and one-third on each of the first anniversary and the second anniversary of the grant date; 85,000 options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date.

Common shares totaling 250,000 reflected as equity to be issued at September 30, 2016, were issued to a consultant on October 17, 2016 in accordance with the agreement initiated on June 24, 2016. See also Notes 6(a) and 8

The 20,000 common shares reflected as shares to be issued on July 6, 2016 to a consultant were issued on October 17, 2016. See Note 6(a).

A total of 3,350 warrants expired on October 22, 2016. See Note 6(b).

Securities Purchase Agreement and Convertible Note

On November 18, 2016 (the “Note Closing Date”), the Company entered into a securities purchase agreement dated as of the Note Closing Date (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, GHS shall purchase from the Company on the Closing Date a senior convertible note with a principal amount of USD$56,000 (the “Convertible Note”) ($73,920) for a purchase price of USD$50,000 ($66,000). Pursuant to the Purchase Agreement, on the Note Closing Date, the Company issued the Convertible Note to GHS.

The Convertible Note matures on August 18, 2017 and accrues interest at the rate of 10% per annum. The Convertible Note is convertible beginning ninety (90) trading days after the Note Closing Date, in whole or in part, at GHS’ option into common shares of the Company’s capital stock at a variable conversion price equal to a 38% discount from the lowest trading price in the twenty (20) trading days prior to the day that GHS requests conversion. At no time will GHS be entitled to convert any portion of the Convertible Note to the extent that after such conversion, GHS (together with its affiliates) would beneficially own more than 4.99% of the outstanding common shares, although GHS can modify this limit to 9.99% of the outstanding common shares.

The Convertible Note includes customary event of default provisions, and provides for a default interest rate of 20%. The Company has the right at any time prior to May 18, 2017 to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price ranging from 125% to 135% of the total amount of the Convertible Note then outstanding.

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

Compared with fiber Omega-3 is the most consumed ingredient because of its wide-ranging applications in food, pharmaceuticals and dietary supplements. Various health concerns such as obesity, cardiac failure and neural disorders are driving the consumers toward nutraceuticals that contain omega-3 fatty acids as a main ingredient. (source: BCC Research November 2014)

ADC is looking to raise US$2 to $3 million to complete its BioSilo® system commercialization plan (scheduled for 8 – 10 months) including Business to Business “B to B” value-added product strategies. The Company is also looking to raise US$8.0 million for Phase II to roll out larger commercial systems as part of its commercial growth strategy. ADC has a defined plan to generate revenue by supplying algae biomass in a powder form and/or oil that can be used as nutrient rich ingredients for its customers.

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

As well the Company is developing plans to build brand recognition, specializing in the health food and supplement markets, to have packaged products available for sale to customers (Business to Consumer “B to C” - online, retail and wholesale).

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

The Company has entered into a memorandum of understanding with POS Biosciences (“POS”), a Saskatchewan, Canada based company, for key process variables such as oil extraction and EPA/DHA separation. POS offers expertise and service in bioprocessing applied research from bench-top to commercialization scale. CO2 and agriculture quality nutrients are expected to be supplied by outside suppliers which will be managed by us. Under the POS memorandum of understanding, POS will assist the Company in the commercialization of the Company’s algae strains by identifying, isolating, extracting, concentrating, spray drying and purifying a wide range of algae-based components. POS also has in place the appropriate licenses and quality assurance standards for food and nutraceutical products. Billing for POS services will be on a project by project basis on terms to be negotiated.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

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

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end of December 2016 on the assumptions under additional financing can be achieved. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company in order to fund operations going forward.

The execution of the business plan has been delayed until the appropriate commitments have been made for funding. In order to move forward the Company has entered into an agency agreement with Midtown Partners LLC (a registered broker/dealer based in New York) as of May 19, 2016 with the objective being to raise up to US$10 Million. The Company is projecting that US$2 to US$3 Million is required to implement the first phase of the business plan. The initial funding is expected to be comprised of a combination of debt and equity.

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

For the three months ended September 30, 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At September 30, 2016, we had an accumulated deficit of $4,380,135. For the quarters ended September 30, 2016 and 2015, we had a net loss attributable to common stockholders of $489,418, and $199,743, respectively.

Results of Operations

Revenues

We had no revenues for the three months ended September 30, 2016 and 2015 respectively.

Operating Expenses

The operating expenses increased in the three month period ended September 30, 2016 $489,418 compared to the same period of 2015 $206,958. This substantial increase was a result of professional fees increasing by $272,584. The professional fees increased as the Company initiated an investor relations program.

Other Expenses

Nil

Net Loss

The Company recognized a net loss of $489,418 for the three month period ended September 30, 2016 as compared to a net loss of $199,743 for the same period of 2015.

Liquidity and Capital Resources

Net cash used by operating activities was $123,084 and $74,838 for the three month periods ended September 30, 2016 and 2015, respectively.

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan initially was scheduled to mature on August 28, 2016 but an agreement has been made to extend the loan to November 28, 2016 under the same terms as originally negotiated. The terms specify a 30% premium to be paid at the time of maturity. The 30% premium is recognized as an accretion expense and is amortized on the condensed interim statements of operations. During the 3 month periods ended September 30, 2016 the Company accreted $3,060 (2015 - $nil). In the event the Company is unable to make the payment at maturity, the Company intends to discuss with the lender an extension of the maturity date. While it is believed that the Company will be able to reach an accommodation on the loan extension, there can be no assurances to this effect.

Furthermore, given the cash shortages the Company has delayed paying trade creditors and professionals pending receipt of expected funds from financing activities.

On October 7, 2016 the Company filed an amended S-1 with the SEC that withdrew the registration of the shares reserved for the EPA, accordingly the Company may not draw any shares under the EPA. See also Note 6 of the financial statements.

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

Additional Financing

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end of December. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company as early as feasible in order to fund operations going forward.

The execution of the business plan has been delayed until the appropriate commitments have been made for funding. In order to move forward the Company entered into an agency agreement with Midtown Partners LLC (a registered broker/dealer based in New York) as of May 19, 2016 with the objective being to raise up to US$10 Million. The Company is projecting that US$2 to US$3 Million is required to implement the first phase of the business plan. The initial funding is expected to be comprised of a combination of debt and equity.

The Company entered into a six month agreement commencing June 24, 2016 with a consulting firm for the provision of investors relations services. It is anticipated that the contract will not be completed by December 24, 2016; therefore, the Company intends to enter into discussion with the consulting firm to extend the ending date for the agreement. Management believes the investor relation services will be provided by the beyond the termination date specified in the contract.

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

For the six months ended September 30, 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At September 30, 2016, we had an accumulated deficit of $4,380,135. For the six months ended September 30, 2016 and 2015, we had a net loss attributable to common stockholders of $830,855, and $312,440, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Revenues.

We had no revenues for the six months ended September 30, 2016 and 2015.

Operating Expenses

The operating expenses increased in the six month period ended September 30, 2016 ($830,855) compared to the same period of 2015 ($319,665). The most significant increase in the expenses is attributable to professional fees which increased by $414,353 and there was an increase in the stock based compensation by $89,528. The professional fees increased as an investor relations firm was engaged to increase the public profile of the company. The stock based compensation relates to the awarding of stock options as detailed in the notes to the financial statements. The application and membership fees increased as the Company moved to the OTCQB trading market as of January 1, 2016 with the annual membership fee being amortized on a monthly basis.

Other Expenses.

None

Net Loss.

The Company recognized a net loss of $830,855 for the six month period ended September 30, 2016 as compared to a net loss of $312,440 for the same period of 2015. Changes in net loss are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources.

Net cash used by operating activities was $123,084 and $74,838 for the six month period ended September 30, 2016 and 2015, respectively. The decrease is mainly attributable to the delay in the implementation of the business plan.

The Company had a working capital deficiency of $677,356 as of September 30, 2016 compared to $765,356 as of March 31, 2016.

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

On October 7, 2016 the Company filed an amended S-1 with the SEC that withdrew the registration of the shares reserved for the EPA, accordingly the Company may not draw any shares under the EPA. See also Note 6 of the financial statements.

The Company entered into a six month agreement commencing June 24, 2016 with a consulting firm for the provision of investors relations services. It is anticipated that the contract will not be completed by December 24, 2016; therefore, the Company intends to enter into discussion with the consulting firm to extend the ending date for the agreement. Management believes the investor relation services will be provided by the consulting firm beyond the termination date specified in the contract.

On November 18, 2016 the Company issued a convertible promissory note in the amount of $56,000 to GHS Investments, LLC which will be due on August 18, 2017 as described in Part II, Items 2 and 5 of this Quarterly Report.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of September 30, 2016, the Company has a working capital deficiency of $677,356 (March 31, 2016 - $765,356) and an accumulated deficit of $4,380,135 (March 31, 2016 - $3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued in May 2016, in August 2015, March 2016 and April 2016, respectively, Accounting Standards Updates No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 (the “ASUs”). These ASUs were issued in connection with revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB deferred the effective date of the guidance to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our financial statements and related disclosures. We expect to complete our analysis by December 31, 2016.

In January 2016, the FASB issued new guidance on recognition and measurement of financial assets and financial liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. We are currently evaluating the expected impact that the standard could have on our financial statements and related disclosures.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the expected impact that the standard could have on our financial statements and related disclosures.

In March 2016, FASB issued ASU No. 2016-09 related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating this guidance and the impact it will have on the financial statements and related disclosures.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. We are currently evaluating the impact of the adoption of this standard on the financial statements and related disclosures.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2016. Management evaluated the impact of our failure to have written documentation of all our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

See the risk factor identified in the Company’s registration statement on Form S-1 (Commission File No. 333-213230) which are incorporated by reference.

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

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period at a value of $201,481 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the date of issue. This amount was expensed during the six months ended September 30, 2016 as professional fees on the condensed interim statements of operations.

Shares to be issued

On April 18, 2016, the Company signed an agreement with a consultant pursuant to which it has committed to issue 250,000 common shares of the Company as compensation for services to be rendered over a period of 5 months. Two directors and officers of the Company transferred 250,000 of their personal shares to the consultant and as such the Company has agreed to reimburse the directors and officers for these common shares transferred by issuance of common shares from treasury. The commitment was valued at $86,380 based upon an estimated fair market value of USD$0.27 ($0.35) per share at the date of issue. The retainer has been amortized over the six months ended September 30, 2016 and was recorded as professional fees on the condensed interim statements of operations.

On May 19, 2016, the Company signed a letter of engagement with a consultant which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement. The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at September 30, 2016.

On July 6, 2016, the Company committed to issue 20,000 common to a consultant in settlement of a debt at a value of $19,500 (USD$15,000) based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of commitment. These shares were issued subsequent to September 30, 2016.

Additionally, 250,000 common shares were to be issued on August 24, 2016 at a value of $113,225 based upon an estimated fair market value of USD$0.35 ($0.45) per share at the date of issue to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period. These shares were issued subsequent to September 30, 2016. The amount has been recorded as a prepaid expense on the condensed interim balance sheet as at September 30, 2016 of which the Company amortized $27,683 of this prepaid expense, which was recorded as professional fees on the condensed interim statements of operations.

As a subsequent event on October 28, 2016 320,000 of the stock options awarded at an exercise price of $1.73 and 340,000 of the stock options awarded at an exercise price of $2.43 were forfeited. The Board awarded a total of 425,000 stock options in accordance with the stock incentive plan at an exercise price of $0.38.

A total of 3,350 warrants expired on the expiration date of October 22, 2016.

Convertible Note

On November 18, 2016 (the "Note Closing Date"), the Company entered into a securities purchase agreement dated as of the Note Closing Date (the "Purchase Agreement") with GHS Investments, LLC (“GHS”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, GHS shall purchase from the Company on the Closing Date a convertible note with a principal amount of $56,000 (the "Convertible Note") for a purchase price of $50,000. Pursuant to the Purchase Agreement, on the Note Closing Date, the Company issued the Convertible Note to GHS.

The Convertible Note matures on August 18, 2017 and accrues interest at the rate of 10% per annum. The Convertible Note is convertible beginning ninety (90) trading days after the Note Closing Date, in whole or in part, at GHS’ option into common shares of the Company's capital stock at a variable conversion price equal to a 38% discount from the lowest trading price in the twenty (20) trading days prior to the day that GHS requests conversion. At no time will GHS be entitled to convert any portion of the Convertible Note to the extent that after such conversion, GHS (together with its affiliates) would beneficially own more than 4.99% of the outstanding common shares, although GHS can modify this limit to 9.99% of the outstanding common shares.

Each of these issuances was exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereunder. No commissions were paid in connection with such issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Purchase Agreement and Convertible Note

As noted above on the Note Closing Date, the Company entered into the Purchase Agreement with GHS Investments, LLC and issued the Convertible Note.

The Convertible Note includes customary event of default provisions, and provides for a default interest rate of 20%. The Company has the right at any time prior to May 18, 2017 to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a prices ranging from 125% to 135% of the total amount of the Convertible Note then outstanding.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Company also agreed to pay up to $1,500 of reasonable attorneys' fees and expenses incurred by GHS in connection with the transaction. The Purchase Agreement also provides for indemnification of GHS and its affiliates in the event that GHS incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

The foregoing descriptions of the Purchase Agreement and the Convertible Note are qualified in their entirety by reference to the provisions of the Convertible Note and the Purchase Agreement filed as exhibits 4.1 and 10.1 to this Quarterly Report, respectively, which are incorporated herein by reference.

Item 6. Exhibits.

4.1	Convertible Note dated November 18, 2016 with GHS Investments. LLC

10.1	Securities Purchase Agreement dated November 18, 2016 between the Company and GHS Investments, LLC

31.a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Algae Dynamics Corp. a Canadian Corporation

Date: November 21, 2016	By:	/s/ Ross Eastley
Ross Eastley Chief Financial Officer (Chief Financial and Principal Accounting Officer)