Form 10-Q
period 2016-12-31
Algae Dynamics Corp.
filed 2017-02-14
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended December 31, 2016

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

As of February 14, 2017 there were 13,223,021 shares of the issuer’s non-par value common shares issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALGAE DYNAMICS CORP.

Condensed Interim Balance Sheets

(Stated in Canadian Dollars)

(Unaudited)

	As at December 31, 2016	As at March 31, 2016

ASSETS

Current Assets
Cash	$2,850	$173
Prepaid expenses (Note 7a)	124,382	14,752
Amounts receivable from officer (Note 10)	18,395	21,064
Amounts receivable, net	7,604	8,002
Total Current Assets	153,231	43,991

Equipment and leasehold improvements, net (Note 3)	52,184	65,252

Total Assets	$205,415	$109,243

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$180,596	$397,878
Advances from shareholders and related parties (Note 4)	5,326	383,990
Term loan (Note 5)	50,956	-
Convertible Note (Note 6)	11,993	-
Warrant liability (Note 7b)	-	27,479
Total Current Liabilities	248,871	809,347

STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 7a), no par value, unlimited amount authorized, 12,848,021 issued and outstanding as of December 31, 2016, (March 31, 2016 - 9,701,051)	4,102,147	1,466,352
Additional paid in capital (Note 7c)	1,047,706	1,026,765
Warrants (Note 7b)	16,110	190,198
Equity to be issued (Note 7a)	86,381	339,949
Accumulated deficit	(5,295,800)	(3,723,368)
Total Stockholders' (Deficiency)	(43,456)	(700,104)

Total Liabilities and Stockholders' (Deficiency)	$205,415	$109,243

Going Concern (Note 1)

Commitments and Contingencies (Note 9)

These condensed interim financial statements are approved by the Directors:

Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Operations

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the	For the	For the
	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

OPERATING EXPENSES
Accretion expenses (Notes 5 and 6)	$13,941	$6,857	$22,897	$8,933
Application and membership fees	3,247	20,050	9,740	20,050
Amortization expense (Note 3)	4,356	4,438	13,068	13,316
Business development	1,309	3,715	5,767	11,380
Foreign Exchange loss	2,034	492	2,352	1,538
Interest	1,863	16,801	3,564	21,817
Loss on extinguishment of related party debt (Note 4)	544,066	-	544,066	-
Gain on settlement of debt (Note 7c)	(72,924)	-	(72,924)	-
Occupancy costs	7,981	8,019	23,028	23,968
Office and general	1,040	1,282	3,413	3,743
Professional fees (Notes 7a, 7b, 7c and 11e)	258,484	320,359	743,738	391,260
Research and development	1,030	118	6,195	1,915
Stock based compensation (Note 7c)	158,573	94,849	436,127	282,875
Telephone and internet services	3,290	4,398	8,720	11,199
Travel	5,018	5,885	14,682	14,924
Total Operating Expenses	933,578	487,263	1,764,433	806,918

Operating Loss	933,578	487,263	1,764,433	806,918
Deferred income tax recovery	(17,913)	-	(17,913)	(7,215)
Net Loss for the Period	$915,665	$487,263	$1,746,520	$799,703

Net loss per common share -
basic and diluted	$0.09	$0.05	$0.17	$0.09

Weighted average common shares
outstanding - basic and diluted	10,589,979	9,358,119	10,138,140	9,298,527

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Stockholders' Equity (Deficiency)

(Stated in Canadian Dollars)

(Unaudited)

	Common	Common		Additional
	Shares	Shares		Paid in	Equity to	Accumulated	Stockholders'
	Number	Amount	Warrants	Capital	be Issued	Deficit	(Deficiency)

March 31, 2016	9,701,051	$1,466,352	$190,198	$1,026,765	$339,949	$(3,723,368)	$(700,104)

Warrants exercised (Notes 7a and 7b)	44,500	2,318	—	—	—	—	2,318
Warrant liability valuation transferred on exercise	—	43,521	—	—	—	—	43,521
Warrants expired	—	—	(174,088)	—	—	174,088	—
Stock based compensation issued to management	645,000	592,690		(49,441)	(107,122)		436,127
(Notes 7a and 7c)
Options exercised	25,000	7,750					7,750
Option valuation transferred on exercise	—	6,900	—	(6,900)	—	—	—
Shares issued for conversion of debt and shareholder advances (Note 7a)	1,475,305	1,321,737	—	27,600	(172,501)	—	1,176,836
Shares issued to consultants as compensation for services rendered (Note 7a)	957,165	660,879	—	—	26,055	—	686,934
Conversion feature of a convertible note net of deferred income taxes of $17,913 (Note 6)	—	—	—	49,682	—	—	49,682
Net loss for the period	—	—	—	—	—	(1,746,520)	(1,746,520)
December 31, 2016	12,848,021	$4,102,147	$16,110	$1,047,706	$86,381	$(5,295,800)	$(43,456)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Cash Flows

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the
	Nine Month	Nine Month
	Period Ended	Period Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities

Net loss for the period	$(1,746,520)	$(799,703)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	13,068	13,316
Stock based compensation (Note 7c)	436,127	505,509
Deferred income tax recovery	(17,913)	(7,215)
Change in warrant liability (Note 7b)	16,042	—
Shares issued and to be issued for services (Note 7a)	585,351	—
Loss on extinguishment of related party debt	544,066	—
Gain on settlement of debt	(72,924)	—
Accretion expense	22,897	8,933
Unrealized foreign exchange loss	52	1,538

Change in operating assets and liabilities
Prepaid expenses	(8,050)	102
Accounts receivable	398	7,472
Accounts payable	26,839	111,621
Net cash flows used in operating activities	(200,297)	(158,428)

Cash flows from investing activities
Investing in patents	—	(5,124)
	—	(5,124)

Cash flows from financing activities
Advances from shareholders	93,061	69,956
Common shares issued	—	48,441
Term loan proceeds	40,000	30,000
Convertible note	67,595	32,288
Warrant exercise proceeds	2,318	9,505
Net cash flows from financing activities	202,974	190,190

Net change in cash	2,677	26,639
Cash position - beginning of period	173	3,084

Cash position - end of period	$2,850	$29,723

Supplemental Information:

Income taxes paid	—	—
Interest paid	—	—
Common shares and shares to be issued for services (Note 7)	686,931	—
Common shares issued for debt settlement (Note 7)	1,065,152	—

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

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

These condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2016, the Company has a working capital deficiency of $95,640 (March 31, 2016 - $765,356) and an accumulated deficit of $5,295,800 (March 31, 2016 - $3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at December 31, 2016, and the results of its operations for the nine month periods ended December 31, 2016 and 2015 and its cash flows for the nine month periods ended December 31, 2016 and 2015. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

3.)	Equipment and Leasehold Improvements

	December 31, 2016		March 31, 2016
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Computer equipment	$3,558	$2,419	$3,558	$2,089
Production equipment	67,367	33,682	67,367	27,738
Leasehold improvements	49,812	32,452	42,290	18,136
Total	$120,737	$68,553	$113,215	$47,963
Net carrying amount		$52,184		$65,252

During the nine month periods ended December 31, 2016, the Company recorded total amortization of $13,068 (2015 - $13,316) which was recorded to amortization expense on the statements of operations.

4.)	Advances from Shareholders and Related Parties

As at December 31, 2016, the Company had received cumulative net working capital advances in the amount of $5,326 (March 31, 2016 - $383,990) from two shareholders who are also officers and directors of the Company. The advances from shareholders are unsecured, non-interest bearing and payable upon demand. During the three month period ended December 31, 2016, the two shareholders converted advances of $469,056 and $52,030 of accounts payable into 1,316,173 common shares of the Company. The common shares were valued at $1,065,152 based upon an estimated fair value of USD$0.60 ($0.81) per share at the time of issuance. The difference between the fair market value of the common shares and the carrying value of the advances from shareholders and the amount included in accounts payable was recorded as a loss on extinguishment of related party debt of $544,066.

5.)	Term Loan

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matures on February 28, 2017 and the terms specify a 30% premium to be paid at that time. The 30% premium is recognized as an expense over the term of the loan and is amortized on the condensed interim statements of operations. During the three and nine month periods ended December 31, 2016 the Company recorded accretion expense of $2,000 and $10,956, respectively (2015 - $nil and $nil, respectively). The loan was initially scheduled to mature on August 28, 2016 but an extension of three months, followed by a second extension of three months was agreed to with the same terms.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

6.)	Convertible Note

Securities Purchase Agreement and Convertible Note

On November 18, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, GHS shall purchase from the Company a senior convertible note with a principal amount of USD$56,500 ($76,382) for a purchase price of USD$50,000 ($67,595).

The convertible note matures upon the earlier of successfully raising at least $200,000 or August 18, 2017 and accrues interest at the rate of 10% per annum. The convertible note is convertible following ninety (90) days of the execution of the note, in whole or in part, at GHS’ option into common shares of the Company’s capital stock at a variable conversion price equal to a 38% discount from the lowest trading price in the twenty (20) trading days prior to the day that GHS requests conversion. At no time will GHS be entitled to convert any portion of the convertible note to the extent that after such conversion, GHS (together with its affiliates) would beneficially own more than 4.99% of the outstanding common shares, although GHS can modify this limit to 9.99% of the outstanding common shares.

The convertible note includes customary event of default provisions, and provides for a default interest rate of 20%. The Company has the right at any time prior to May 18, 2017 to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price ranging from 125% to 135% of the total amount of the Convertible Note then outstanding.

The beneficial conversion feature was recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC 470-20. The intrinsic value at issuance was $67,595.

The issuance of convertible debt with a beneficial conversion feature results in a tax basis difference. The recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature is recorded as an adjustment to additional paid-in capital. A deferred income tax liability of $17,913 was recognized upon the issuance of the convertible note.

The discount to the carrying value of the convertible note is being amortized as a non-cash interest expense over the term of the convertible note using the effective interest rate method, at a rate of 144%. During the three and nine months periods ended December 31, 2016, the Company accreted $11,941 and $11,941, respectively (2015 - $Nil and $Nil, respectively) in non-cash accretion expense in connection with the convertible note, which is included in accretion expense on the condensed interim statements of operations.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

7.)	Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On May 18, 2016, 44,500 common shares purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,780 ($2,318).

On May 15, 2016, 13,874 shares to be issued to a consulting firm were issued as common shares for services rendered during the year ended March 31, 2016.

On June 22, 2016, 15,264 shares to be issued to a consulting firm were issued as common shares for services rendered during the year ended March 31, 2016.

On June 30, 2016, 66,667 common shares were issued to a consultant in settlement of a debt at a value of $64,585 based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of issuance.

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period at a value of $201,481 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the date of issue. This amount was expensed during the nine months ended December 31, 2016 as professional fees on the condensed interim statements of operations. A second issuance of 250,000 common shares was made on October 17, 2016 at a value of $113,225 based upon an estimated fair market value of USD$0.35 ($0.45) per share at the date of issue and the final issuance of 250,000 common shares was made on October 18, 2016 at a value of $125,766 based upon an estimated fair market value of USD$0.38 ($0.50) per share at the date of issue.

On July 6, 2016, the Company committed to issue 20,000 common shares to a consultant in settlement of a debt at a value of $19,500 (USD$15,000) based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of commitment. These common shares were issued on October 17, 2016.

On May 19, 2016, the Company signed a letter of engagement with an agent in connection with proposed placements of up to US$10,000,000 ($13,427,000), which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement (See Note 9). The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at December 31, 2016. The common shares were issued on December 5, 2016.

On December 19, 2016, 25,000 stock options were exercised at an exercise price of $0.31 per common share for gross proceeds of $7,750. The proceeds were allocated to settle a debt with the consultant who exercised the stock options.

On December 29, 2016, a consulting firm was issued 78,027 common shares for services rendered in the amount of USD$45,000 ($58,500), this amount has been recorded as professional fees on the statement of operations.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

7.)	Capital Stock (continued)

On December 29, 2016, 117,465 shares to be issued were issued as common shares, 72,465 of these shares were committed to be issued during the year ended March 31, 2016 in settlement of debt and 45,000 of these shares were committed to be issued during the year ended March 31, 2016 as compensation to three members of management.

On December 29, 2016, an aggregate of 600,000 shares were issued to three members of management as compensation at a value of $485,458 based upon an estimated fair market value of USD$0.60 ($0.81) per share at the date of issue.

On December 29, 2016, 1,316,173 shares were issued to two officers and directors as conversion of shareholder advances and accounts payable. See Note 4.

Equity to be issued

On April 18, 2016, the Company signed an agreement with a consultant pursuant to which it committed to issue 250,000 common shares of the Company as compensation for services to be rendered over a period of 5 months. Two directors and officers of the Company transferred 250,000 of their personal shares to the consultant and as such the Company has agreed to reimburse the directors and officers for these common shares transferred by issuance of common shares from treasury. The commitment was valued at $86,381 based upon an estimated fair market value of USD$0.27 ($0.35) per share at the date of issue and was expensed during the nine months ended December 31, 2016 as professional fees on the condensed interim statements of operations. These shares were issued on January 10, 2017 (see Note 12)

	Common shares to be issued	Value ($)
Balance, March 31, 2016	146,603	339,949
Equity to be issued as compensation	250,000	86,381
Equity issued	(146,603)	(339,949)
Balance, December 31, 2016	250,000	86,381

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

7.)	Capital Stock (continued)

Equity Purchase Agreement (“EPA”) (continued)

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

On June 23, 2016, the Company agreed in conjunction with RY Capital Group, LLC and GHS Investments, LLC to assign the EPA to GHS Investments, LLC. The changes made to the EPA included increasing the share purchase price per common share to 80% from 65% of the lowest closing bid for the 10 trading days immediately preceding the date of the draw down notice, increasing the upper limit on individual draws to USD$75,000 from USD$62,500 and including a true-up feature whereby if the lowest volume-weighted average price (“VWAP”) for the ten trading days following a draw down (the “Trading Period”) is less than 85% of the purchase price of the common shares issued in connection with a draw down, then the Company shall issue such additional common shares as maybe necessary to adjust the purchase price for such draw down to equal the VWAP during the Trading Period.

(b) Warrants

As at December 31, 2016, the following warrants were outstanding:

		Number of	Weighted		Grant Date	Fair Value at
	Number of	Warrants	Average		Fair Value -	December 31, 2016
Expiration Date	Warrants	Exercisable	Exercise Price		Equity	of Vested Warrants - Liability
June 6, 2017	22,500	22,500		$1.12	$16,110	$-
December 31, 2017	325,000	-	USD $	0.04	-	-
				$(0.054)	-	-
	347,500	22,500		$0.12	$16,110	$-

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

7.)	Capital Stock (continued)

(b) Warrants (continued)

i)	During the year ended March 31, 2015, the Company issued 27,500 warrants of the Company valued at $19,290 for services rendered of which 22,500 warrants were granted to an officer of the Company. Each warrant entitles the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance. The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years.

ii)	In connection with a consulting agreement with Connectus, Inc. (see Note 8), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.054) at any time prior to April 1, 2017. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years.

On December 27, 2016, the Company extended the contract and expiry date of the warrants to December 31, 2017. Subsequent to December 31, 2016, the Company agreed to vest 100,000 warrants.

For the nine month period ended December 31, 2016, the Company recorded $Nil, (2015 - $Nil) as compensation expense for warrants issued to a consultant for service, net of a market adjustment for the three and nine month periods ended December 31, 2016 of $nil and $16,042, respectively (2015 - $Nil and $Nil, respectively). The expense was recorded as professional fees on the statements of operations.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

7.)	Capital Stock (continued)

(b) Warrants (continued)

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

The continuity of warrants for the period ended December 31, 2016 is as follows:

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, March 31, 2016	709,583	$1.06
Exercised	(44,500)	0.05
Expired, unexercised	(317,583)	2.23
Balance, December 31, 2016	347,500	$0.12

As at December 31, 2016, the fair value of the 325,000 (March 31, 2016 – 381,700) warrants exercisable in US dollars was $244,075 (March 31, 2016 - $222,803) which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (March 31, 2016 - 0%); expected volatility of 265% (March 31, 2016 – 150%); risk-free interest rate of 0.74% (March 31, 2016 – 0.54%) and expected term of 1.00 years (March 31, 2016 – 0.99 years). Of this amount, $Nil (March 31, 2016 - $27,479) was reflected as a liability as at December 31, 2016, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at December 31, 2016.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 11). The Company’s computation of expected volatility during the periods ended December 31, 2016 and 2015 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at December 31, 2016 was 770,000 (March 31, 2016 – 930,000). The weighted average grant date fair value of options granted during the nine-month period ended December 31, 2016 was $0.34 (2015 - $nil). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 1,927,203 as at December 31, 2016 (March 31, 2016 – 1,455,158).

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

7.)	Capital Stock (continued)

(c) Stock-based compensation (continued)

During the nine-month period ended December 31, 2016, 525,000 options were granted to officers and consultants of the Company. The weighted average exercise price of these options is $0.37. Of this grant, 340,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 85,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date and 100,000 options vested immediately. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The weighted average grant date fair value of these options was estimated as $0.34 using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 154%; expected risk free interest rate of 0.76%; and expected term of 5 years. Of the stock options issued, 100,000 were issued to a consultant of the Company in settlement of debt of $131,256. These stock options were valued at $27,600. The proceeds from the exercise of the stock options ($31,000) will be applied against the balance outstanding. As a result a gain on settlement of debt of $72,656 was recognized and recorded on the condensed interim statement of operations.

The activities in options outstanding are as noted below:

	Number of
	Options	Weighted Average
	Granted	Exercise Price
Balance, March 31, 2016	930,000	$2.05
Forfeited	(660,000)	$2.09
Granted	525,000	$0.37
Exercised	(25,000)	$0.31
Balance, December 31, 2016	770,000	$0.92

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

7.)	Capital Stock (continued)

(c) Stock-based compensation (continued)

The following table presents information relating to stock options outstanding and exercisable at December 31, 2016.

	Options Outstanding		Options Exercisable
		Weighted			Weighted
		Average		Weighted	Average
		Remaining		Average	Remaining
	Number of	Contractual	Number of	Exercise	Contractual
Exercise Price	Options	Life (Years)	Options	Price	Life (Years)
$1.73	185,000	2.95	185,000	$1.73	2.95
$2.43	85,000	4.00	85,000	$2.43	4.00

$0.38	425,000	4.81	134,583	$0.38	4.81

$0.31	75,000	4.90	75,000	$0.31	4.90

$0.92	770,000	4.00	479,583	$1.25	3.96

For the three and nine month periods ended December 31, 2016, the Company recorded a recovery of ($326,995) and ($49,441), respectively (2015 - $94,849 and $282,875, respectively) as Additional Paid in Capital for options and $485,568 and $485,568, respectively for common shares issued to directors, officers and consultants based on continuous service. This expense was recorded as stock based compensation on the statements of operations. Additionally, for the three and nine month periods ended December 31, 2016, the Company recorded $211,312 and $526,855 respectively (2015 - $nil and $nil) as professional fees for services rendered related to common shares issued as retainers to consultants.

8.)	Income Taxes

The Company has no taxable income under Canadian federal and provincial tax laws for the three and nine month periods ended December 31, 2016 and 2015. The Company has non-capital loss carryforwards at December 31, 2016 totaling approximately $4,039,000, which may be offset against future taxable income. If not used, the loss carryforwards will expire between 2029 and 2037.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

9.)	Commitments and Contingencies

The Company entered into a five year operating lease for office and production facilities. The lease commenced on December 1, 2013 and expires on November 30, 2018. The base monthly rental is $1,390 plus the Company’s estimated portion of property taxes and operating expenses which are currently $810 per month. The future commitments pursuant to this lease arrangement, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2017 (remaining)	$8,947
2018	$26,399
2019	$17,600

For the three and nine month periods ended December 31, 2016, rental expenses related to this lease were $6,544 and $19,577 (2015 - $6,500 and $19,499)

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014, December 31, 2015 and again on December 20, 2016, the Company entered into a consulting agreement with Connectus, Inc. (“Connectus”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. Pursuant to this agreement, the Company agreed to issue to Connectus, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.054) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. During the year ended March 31, 2015, the President of Connectus became a director of the Company. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus as compensation, which has been recorded as professional fees on the statements of operations during the year ended March 31, 2016. On December 27, 2016, the Company extended the contract and expiry date of the warrants to December 31, 2017. Subsequent to December 31, 2016, the Company agreed to vest 100,000 warrants. Connectus assigned the warrants to Apollo Marketing, LLC.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

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

On May 18, 2016, the Company signed a consulting agreement with an agent in connection with proposed placements of up to USD$10,000,000 ($13,427,000) in a combination of equity and or debt of the Company for a term of one year. Consideration payable under the consulting agreement include a non-refundable equity retainer of 100,000 restricted shares of the Company (see Note 7a), a placement fee equal to 8% of the gross purchase price paid for equity of the Company, an administrative fee of 4% of the gross purchase price paid for equity, a placement fee of 4% of the gross purchase price paid for non-convertible debt and warrants to purchase common shares of the Company equal to 8% of the number of shares of common stock issuable by the Company upon exercise or conversion of any and all securities issued at each closing. See Note 12.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

10.)	Related Party Transactions

Included in accounts payable and accrued liabilities as at December 31, 2016 is $Nil (March 31, 2016 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees. In December 2016, common shares were issued to the two directors to satisfy the amount of the outstanding debt.

See also Notes 4, 5, 7(a), 7(b) and 7(c), 9 and 12.

Amounts receivable from officer as at December 31, 2016 of $18,395 (March 31, 2016 - $21,064) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under his employment agreement (See Note 9). The amount receivable is unsecured, non-interest bearing and repayable upon demand.

11.)	Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at December 31, 2016, the Company had cash of $2,850 (March 31, 2016 - $173) to settle current liabilities of $248,871 (March 31, 2016 - $809,347). All of the Company’s financial liabilities other than the warrant liability of $Nil (March 31, 2016 - $27,479), the term loan of $50,956 (March 31, 2016 - $nil) and a convertible note of $11,993 (March 31, 2016 - $nil) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

11.)	Financial Instruments (continued)

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at December 31, 2016, the Company held $2,850 (March 31, 2016 - $173) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk. See also Note 11 (e).

(d) Interest rate risk

As at December 31, 2016, the Company does not have any non-fixed interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

(e) Derivative liability – warrant liability

In connection with a consulting agreement, the Company granted warrants to purchase up to 625,000 common shares of the Company as disclosed in Note 7(b). The warrants have an exercise price of USD$0.04 ($0.054). The warrants are exercisable at any time prior to December 31, 2017. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

	Fair Value at	Fair Value Measurement Using
	December 31, 2016	Level 1	Level 2	Level 3
Derivative liability – Warrants	$-	$-	$-	$-

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2016 and March 31, 2016:

	Nine months ended December 31, 2016	Year ended March 31,2016
Balance at beginning of period	$27,479	$364,878
Derivative instruments exercised	(43,521)	(509,054)
Change in fair market value, recognized in operations as professional fees	16,042	171,655
Balance at end of period	$—	$27,479

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2016 and 2015

11.)	Financial Instruments (continued)

(e) Derivative liability – warrant liability (continued)

These instruments were valued using pricing models that incorporate the price of a share of common stock, expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended December 31, 2016 and March 31, 2016.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at December 31, 2016:

	December 31, 2016
Number of shares underlying the warrants		325,000
Fair market value of the stock		$0.78
Exercise price	USD$	0.04 ($0.054)
Expected volatility		265%
Risk-free interest rate		0.74%
Expected dividend yield		0%
Expected warrant life (years)		1.00

12.)	Subsequent Events

On January 9, 2017, the Company entered into a three month contract with an investor relations firm. The terms of the contract specified a cash payment of USD$10,000 ($13,427) and 50,000 shares of restricted stock (issued subsequent to December 31, 2016).

On January 10, 2017, two directors and officers of the Company were issued a total of 250,000 replacement shares. See Note 7(a).

On January 10, 2017, 75,000 stock options were exercised at $0.31 per common share for total proceeds of $23,250.

On January 17, 2017, the Company entered into an addendum to an agreement signed on May 18, 2016 (see Note 9) which provided for a grant of 900,000 warrants at an exercise price of USD$0.65 ($0.86) for a period of five years with a cashless exercise option.

On January 23, 2017, the Company vested 100,000 warrants for Connectus (Apollo Marketing LLC). See Note 9.

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

This Form 10-Q should be read in conjunction with the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended March 31, 2016, including the notes thereto and the risk factors identified therein and our Registration Statement on Form S-1 (Commission File No. 333-215685). Quarterly results are not necessarily indicative of full-year results.

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

Recent Developments

In December 2016 the Company announced a new oil extraction initiative into the Canadian cannabis industry. To expand into cannabis extracts the Company plans on focusing its efforts in 2017 by:

●	Expanding research and development work with existing and new Canadian university relationships to bring the latest technology and science to develop future products.

●	Entering into discussions to partner with or take potential ownership in existing Access to Cannabis for Medical Purposes Regulations (ACMPR) licensed producers to allow for access to the marketplace.

●	Submitting an application to become a producer of medical marijuana under the ACMPR and ultimately sell products derived from cannabinoids

The Company believes it is uniquely positioned by solely trading on the US financial markets while being fully domiciled and entirely operating in Canada not being subject to restrictive federal laws related to cannabis cultivation and sale in the United States.

The Company has had at the core of its product development strategy the extraction of Omega-3 fatty acids from certain strains of algae, with high concentrations of DHA which is an important nutrient for brain, eye and heart health, as well as the creation of various nutraceutical products developed therefrom. In light of the many demonstrated health benefits of other botanical oils, most notably cannabis oil, the Company has developed a strategy aimed at developing new products combining the health benefits of algae and cannabis oils.

The following are some of the potential health benefits of algae and cannabis that the Company intends to research further to potentially combine into synergistic products:

Algae	Cannabis
Detoxes heavy metals and toxins	Reduces stress and anxiety
Supports immune system	Reduces glaucoma and prevents macular degeneration
Fights cancer	Prevents certain cancers
Detoxifies radiation and chemotherapy	Relives pain
Lowers cholesterol and blood glucose levels	Increases appetite
Improves cardiovascular function	Stimulates antioxidant processes
Improves cognitive functioning	Fights multiple sclerosis and schizophrenia
Fights Alzheimer’s disease	Fights neurodegenerative disorders
Reduces antiplatelet effects	Reduces migraines and headaches
Reduces major coronary events	Fights epilepsy
Acts as an anti-inflammatory agent	Fights obesity and metabolic syndrome
Improves memory	Fights anorexia and osteoporosis

As of the date of this Form 10-Q the Company’s initiatives are at a preliminary stage and ultimate implementation will at the onset be dependent upon entering into research and development partnerships with academic institutions interested in pursuing the potential benefits of combining algae and cannabis and obtaining the funding necessary to pursue such research, as well as obtaining the funding necessary for continuing operations. While the Company is pursuing research and development and funding opportunities, there can be no assurance that such pursuit will be successful, or that any research and development efforts will result in commercially saleable products.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2016.

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

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end of March 31, 2017 on the assumptions under additional financing can be achieved. The Company intends to commence a raise via private placement or direct offering to the public of equity in our Company in order to fund operations going forward.

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

For the three months ended December 31, 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2016, we had an accumulated deficit of $5,295,800. For the quarters ended December 31, 2016 and 2015, we had a net loss attributable to common stockholders of $915,665 and $487,263 respectively.

Results of Operations

Revenues

We had no revenues for the three months ended December 31, 2016 and 2015 respectively.

Operating Expenses

The operating expenses increased in the three-month period ended December 31, 2016, $915,665 compared to the same period of 2015 $487,263, an increase of $428,402. A significant portion of the increase in the operating expenses is attributable to the Loss on the extinguishment of related party debt ($544,066) which primarily resulted with the conversion of the shareholder advances and accounts payable to common shares. The conversion of the debt to common shares had a positive effect on reducing the working capital deficit. Stock based compensation increased by $63,724 as a combination of shares and stock option were issued to management as compensation. In addition, as part of the allocation of stock options to management prior allocations of stock options were forfeited.

Other Expenses

Nil

Net Loss

The Company recognized a net loss of $915,665 for the three-month period ended December 31, 2016 as compared to a net loss of $487,263 for the same period of 2015.

Liquidity and Capital Resources

Net cash used by operating activities was $200,297 and $158,428 for the nine month periods ended December 31, 2016 and 2015, respectively.

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan was initially scheduled to mature on August 28, 2016 but an extension of three months, followed by a second extension of three months was agreed to with the same terms.

The terms specify a 30% premium to be paid at the time of maturity. The 30% premium is recognized as an accretion expense and is amortized on the condensed interim statements of operations. During the 3 month periods ended December 31, 2016 the Company accreted $1,679 (2015 - $nil). In the event the Company is unable to make the payment at maturity, the Company intends to discuss with the lender an extension of the maturity date. While it is believed that the Company will be able to reach an accommodation on the loan extension, there can be no assurances to this effect.

Furthermore, given the cash shortages the Company has delayed paying trade creditors and professionals pending receipt of expected funds from financing activities.

A significant portion of the professional fees and stock based compensation are non-cash expenditures resulting in a cash requirement of approximately $25,000 per month.

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

The Company entered into a six month agreement commencing June 24, 2016 with a consulting firm for the provision of investors relations services. The contract was not completed by December 24, 2016 and it is anticipated that the contract will continue until the end of the fiscal year (March 31, 2017).

The Company entered into a second agreement on January 9, 2017 with a consultant to provide investor relations services for a three (3) month period.

On November 18, 2016, the Company issued a convertible promissory note in the amount of $56,500 to GHS Investments, LLC which will be due on August 18, 2017 as described in Note 6 of the Condensed Interim Financial Statements.

On December 19, 2016, 25,000 stock options were exercised at an exercise price of $0.31 per common share for gross proceeds of $7,750. The proceeds were allocated to settle a debt with a consultant. See Note 7 of the Condensed Interim Financial Statements.

On December 29, 2016, a consulting firm was issued 78,027 common shares for services rendered in the amount of USD$45,000 ($58,500), these amounts have been recorded as professional fees on the statement of operations. See Note 7 of the Condensed Interim Financial Statements.

During the current quarter the Company converted the shareholder advances and accounts payable to common shares as described by Note 4 of the Condensed Interim Financial Statements.

For the nine months ended December 31, 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2016, we had an accumulated deficit of $5,295,800. For the nine months ended December 31, 2016 and 2015, we had a net loss attributable to common stockholders of $1,746,520 and $799,703 respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Revenues.

We had no revenues for the nine months ended December 31, 2016 and 2015.

Operating Expenses

The operating expenses increased in the nine-month period ended December 31, 2016 ($1,764,433) compared to the same period of 2015 ($799,703), an increase of $964,730. A significant portion of the increase in the operating expenses is attributable to the Loss on extinguishment of related party debt ($544,066) which primarily resulted with the conversion of the shareholder advances and accounts payable to common shares. The conversion of the debt to common shares had a positive effect on reducing the working capital deficit. Stock based compensation increased by $153,252 as a combination of shares and stock options were issued to management as compensation. In addition, as part of the allocation of stock options to management prior allocations of stock options were forfeited. The other significant increase in the operating expenses is related to professional fees, $352,478 which related primarily to a contract for the provision of investor relation services.

Other Expenses.

None

Net Loss.

The Company recognized a net loss of $1,746,520 for the nine-month period ended December 31, 2016 as compared to a net loss of $799,703 for the same period of 2015. Changes in net loss are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources.

Net cash used by operating activities was $200,297 and $158,428 for the nine-month period ended December 31, 2016 and 2015, respectively. The decrease is mainly attributable to the delay in the implementation of the business plan.

The Company had a working capital deficiency of $95,640 as of December 31, 2016 compared to $765,356 as of March 31, 2016.

The current level of development activity necessitates a cash requirement of approximately $25,000 per month. This monthly cash requirement will increase as the demonstration production facility is developed.

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

The Company entered into a six-month agreement commencing June 24, 2016 with a consulting firm for the provision of investors relations services. The contract was not completed by December 24, 2016 but it is anticipated that it will be completed by the fiscal year end (March 31, 2017)

On November 18, 2016, the Company issued a convertible promissory note in the amount of $56,500 to GHS Investments, LLC which will be due on August 18, 2017 as described in Note 6 of the Condensed Interim Financial Statements.

On December 19, 2016, 25,000 stock options were exercised at an exercise price of $0.31 per common share for gross proceeds of $7,750. The proceeds were allocated to settle a debt with a consultant. See Note 7 of the Condensed Interim Financial Statements.

On December 29, 2016, a consulting firm was issued 78,027 common shares for services rendered in the amount of USD$45,000 ($58,500), these amounts have been recorded as professional fees on the statement of operations. See Note 7 of the Condensed Interim Financial Statements.

During the current quarter the Company converted the shareholder advances and accounts payable to common shares as described by Note 4 of the Condensed Interim Financial Statements.

Subsequent to the end of the quarter, the Company entered into a second agreement on January 9, 2017, with a consultant to provide investor relations services for a three (3) month period.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2016, the Company has a working capital deficiency of $95,640 (March 31, 2016 - $765,356) and an accumulated deficit of $5,313,713 (March 31, 2016 - $3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We have developed documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending December 31, 2016. We plan to progressively implement the written policies and procedures commencing in the immediate future. However, until all of the internal controls and procedures are fully implemented there will continue to be some weaknesses in the system.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations at the present time, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

3.	Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only one independent member. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

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

As part of the implementation strategy for the expansion of the Company we additionally plan to engage a third-party firm to assist us with the development of any additional system required. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees as funding becomes available to implement the business plan in order to segregate duties in a manner that establishes effective internal controls. All such required remedies are dependent on having the financial resources available to complete them.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the quarter ended December 31, 2016.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

See the risk factor identified in the Company’s registration statement on Form S-1 (Commission File No. 333-215685) which are incorporated by reference.

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

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 and to be provided over a 6 month period at a value of $201,481 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the date of issue. This amount was expensed during the nine months ended December 31, 2016 as professional fees on the condensed interim statements of operations. A second issuance of 250,000 common shares was made on October 17, 2016 at a value of $113,225 based upon an estimated fair market value of USD$0.35 ($0.45) per share at the date of issue and the final issuance of 250,000 common shares was made on October 18, 2016 at a value of $125,766 based upon an estimated fair market value of USD$0.38 ($0.50) per share at the date of issue.

On July 6, 2016, the Company committed to issue 20,000 common shares to a consultant in settlement of a debt at a value of $19,500 (USD$15,000) based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of commitment. These common shares were issued on October 17, 2016.

On May 19, 2016, the Company signed a letter of engagement with an agent in connection with proposed placements of up to US$10,000,000 ($13,427,000), which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement. The retainer has been recorded as a prepaid expense on the condensed interim balance sheet as at December 31, 2016. These common shares were issued on December 5, 2016.

On December 19, 2016, 25,000 stock options were exercised at an exercise price of $0.31 per common share for gross proceeds of $7,750. The proceeds were allocated to settle a debt with a consultant.

On December 29, 2016, a consulting firm was issued 78,027 common shares for services rendered in the amount of USD$45,000 ($58,500), these amounts have been recorded as professional fees on the statement of operations.

On December 29, 2016, 117,465 shares to be issued were issued as common shares.

On December 29, 2016, 600,000 shares were issued to management as compensation at a value of $485,458 based upon an estimated fair market value of USD$0.60 ($0.81) per share at the date of issue.

On December 29, 2016, 1,316,173 shares were issued to two officers and directors as conversion of shareholder advances and accounts payable. See Note 4 of the Condensed Interim Financial Statements.

Shares to be issued

On April 18, 2016, the Company signed an agreement with a consultant pursuant to which it has committed to issue 250,000 common shares of the Company as compensation for services to be rendered over a period of 5 months. Two directors and officers of the Company transferred 250,000 of their personal shares to the consultant and as such the Company has agreed to reimburse the directors and officers for these common shares transferred by issuance of common shares from treasury. The commitment was valued at $86,380 based upon an estimated fair market value of USD$0.27 ($0.35) per share at the date of issue and was expensed during the nine months ended December 31, 2016 as professional fees on the condensed interim statements of operations. These shares were issued on January 10, 2017.

Convertible Note

On November 18, 2016 (the “Note Closing Date”), the Company entered into a securities purchase agreement dated as of the Note Closing Date (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, GHS shall purchase from the Company on the Closing Date a convertible note with a principal amount of $56,500 (the “Convertible Note”) for a purchase price of $50,000. Pursuant to the Purchase Agreement, on the Note Closing Date, the Company issued the Convertible Note to GHS.

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

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Company also agreed to pay up to $1,500 of reasonable attorneys’ fees and expenses incurred by GHS in connection with the transaction. The Purchase Agreement also provides for indemnification of GHS and its affiliates in the event that GHS incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

The foregoing descriptions of the Purchase Agreement and the Convertible Note are qualified in their entirety by reference to the provisions of the Convertible Note and the Purchase Agreement filed as exhibits 4.1 and 10.1 to the previously filed September 30, 2016 Quarterly Report, respectively, which are incorporated herein by reference.

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

Algae Dynamics Corp. a Canadian Corporation

Date: February 14, 2017	By:	/s/ Ross Eastley
Ross Eastley Chief Financial Officer (Chief Financial and Principal Accounting Officer)

