Form 10-K
period 2017-03-31
Algae Dynamics Corp.
filed 2017-08-15
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

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

Common Shares, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company) [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares no par value -	Outstanding at August 11, 2017 - 13,337,521

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

In the discussion of our business below, we frequently make reference to a market report obtained from Frost & Sullivan (hereafter “F&S”) dated August 2015, which was commissioned and paid for by us. These references are noted by a superscript numeral “1.”

ITEM 1. BUSINESS.

Business Overview

Algae Dynamics Corp (ADYNF) is focused on the development of proprietary research and products utilizing cannabis oil and algae oil. The original core of our product development strategy is the extraction of Omega-3 fatty acids from certain strains of algae with high concentrations of DHA to create various nutraceutical products. As a result of the many demonstrated health benefits of other botanical oils, most notably cannabis oil, we have developed a strategy aimed at developing products that combined the health benefits of algae and cannabis oils. Capitalizing on the burgeoning demand for cannabis oil and other smoke-free alternatives to marijuana consumption will help support ongoing initiatives to create and market research-driven product formulations.

Collaborating with prominent Canadian universities is a core part of our plan to bolster cannabis extraction expertise, develop premium products and add to our portfolio of intellectual property. Through our agreements with the University of Waterloo and the University of Western Ontario, the Company is focusing primarily on the use of extracts from cannabis oil and algae oil in the context of cancer as well as the development of new pharmacotherapies for mental health.

Near-term goals include expanding research and development work with existing and new Canadian universities, securing supply/service agreements with licensed producers, and submitting an application to Health Canada to become a licensed producer of medical marijuana and ultimately have a license to sell products derived from cannabinoids. The Company also owns a proprietary technology for the cultivation of low cost, highly pure algae biomass, which will be developed as a vertical integration strategy in the future to support the need to source algae oil for research-driven product formulations. The management team leading these initiatives has relevant experience ranging from public company management and process experience to successful fund raising and commercialization.

The Company has also formed a strong team of scientific and strategic advisors that complement ongoing R&D relationships and initiatives. With this strong foundation, we are positioned to execute on our plan to build a revenue-generating, sustainable opportunity in a rapidly expanding market.

Sponsored Research Programs

In order to support our new mission, we engaged two prominent Canadian universities to provide research and product development in the use of extracts from cannabis oil and algae oil in the context of cancer, and the development of novel pharmacotherapies for mental health, as follows:

1.	Dr. Jonathan Blay, PhD, FRSB, FIBMS, Csci, CBiol (Professor of Pharmacy, University of Waterloo, Professor of Pathology, Dalhousie University), the University of Waterloo – to perform research and product development on cannabis oil and its constituents in the context of the development and treatment of the colorectum, pancreas, breast and prostate cancers.

2.	Dr. Steven Laviolette, BSc, PhD (Addiction Research Group, Dept. of Anatomy & Cell Biology, Dept. of Psychiatry, Canadian Institute for Military and Veterans Health Research), University of Western Ontario - to perform research and product development on cannabis oil and its constituents in the context of depression, post-traumatic stress disorder, anxiety and schizophrenia.

Each research program is a sponsored research program in which the Company pays an agreed amount to each university and in return receives the benefits of the research and the right to acquire the associated intellectual property, based on an agreed fixed payment with no ongoing royalties. The sponsored programs run for three years at the University of Waterloo, at a cost of C$600,000 over the three-year life, and for four years at University of Western Ontario, at a cost of C$1,000,000 over the life of the program.

Collaboration and Supply Agreement

We have entered into a letter of intent with 6779264 Manitoba Ltd dba Bonify (“Bonify”) that will provide the Company with several important benefits. We and Bonify have agreed to work together in good faith to finalize definitive documents by September 30, 2017. Bonify currently holds a Cultivation License pursuant to the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) in Canada with the capability to grow multiple strains of cannabis in its state of the art 320,000 square foot facility. In the letter of intent, we and Bonify agree as follows:

1.	The Company will purchase cannabis oil extraction equipment for installation at Bonify’s facility;

2.	Bonify will supply raw cannabis material and will extract cannabis oil from the raw material;

3.	Upon receiving its Sales License, Bonify will ship cannabis oil to our research universities and to our end customers;

4.	The Company may also purchase raw material from other Licensed Producers for processing by Bonify; and

5.	The Company and Bonify will split revenues and operating costs equally after Bonify deducts the market value of cannabis material that it supplies.

We believe that this relationship is the fastest and surest path to revenues and profits for the Company. The term of the agreement is for 3 years from commencement of operations and may be extended by mutual agreement. Should the agreement not be extended we agree to transfer title to the equipment to Bonify. Bonify is currently in the process of obtaining its Sales License to sell cannabis-related products such as cannabis oil. The key benefits of the agreement to the Company are 1) the ability to supply cannabis oil to The University of Waterloo and University of Western Ontario for research purposes, and 2) the potential for a pathway to revenues much faster than if we simply applied for our own licenses. Our current target for commencement of operations is the second quarter after completion of necessary financing.

Licensing under ACPMR

While we believe that our agreement with Bonify, when fully operational, provides us with a pathway to revenues in the near-term, we also intend to apply for our own licenses – both a Cultivation License and a Sales License.

The Cultivation License allows the holder to:

possess, produce, provide, ship, deliver, transport and destroy dried cannabis or cannabis oil;

possess, produce, and destroy cannabis in its natural form, other than marijuana or cannabis oil, for the purpose of producing cannabis oil; and

possess and destroy cannabis, other than marijuana or cannabis oil, for the purpose of conducting in vitro testing that is necessary to determine the cannabinoid content of marijuana or cannabis oil.

The Sales License allows the holder to sell dried marijuana and cannabis oil to:

a client of the Company or an individual who is responsible for the client;

a hospital employee, if the purpose is in connection with their employment;

another Licensed Producer;

a Licensed Dealer;

the Minister of Health; and

a person to whom an exemption relating to the substance has been granted under section 56 of the Controlled Drugs and Substances Act (CDSA).

We have included a full description of the cannabis-related licensing process at the end of this Business Description section for further information and disclosure.

We do not require similar special licensing with respect to the extraction of Omega-3 oils from algae biomass and related sales.

Capital Requirement

In order to execute on our strategy as described above, we estimate an initial capital requirement of US$1.6 million to support activities over the following twelve months, including the following:

1.	Payment to the universities to support the sponsored research programs;

2.	Application to Health Canada for licensing under the ACPMR;

3.	Purchase and installation of oil extraction equipment at Bonify’s facility; and

4.	Working capital to support ongoing operations.

We have engaged investment bankers to assist with raising the required capital.

Legal and Business Context

The Company’s business of the development of unique health products and pharmaceuticals that utilize hemp and cannabis oils is rigorously regulated.

Legal access to medicinal cannabis or medical marihuana has been a gradual and regulated process in Canada, which started as early as 1999 with the granting of exemptions under the Controlled Drugs and Substances Act (Canada). Following successful court actions in which patients reliant on medical marihuana won legal recognition of their rights to access marihuana as a medicine, the Federal Government implemented the Marihuana Medical Access Regulations (MMAR) in 2001. The MMAR created an initial regime for individuals with a prescription from their health care practitioner in the required form, to possess and use medical marihuana which they grew themselves, or which they purchased from designated producers or a Health Canada supplier.

In general, this regime of supply was restrictive, and faced continuing court challenges from users, eventually leading to the implementation of the Marihuana for Medical Purposes Regulations (MMPR) in June 2013, providing for an expansion of supply based on a regulated private industry of licensed producers of medical marihuana.

Over time, court challenges were also mounted to the restrictions in the MMPR, which initially restricted the products made available by Licensed Producers to only dried marihuana. In 2015, the Supreme Court of Canada held that the restriction making only dried medicinal marihuana available to patients was unconstitutional. In response, the Federal Government broadened the scope of available licenses for Licensed Producers to include the production and sale of cannabis oils as well as fresh marihuana leaves and buds.

The current ACMPR provides a more advanced and rigorous regulatory regime for the production, distribution and sale of medical marihuana in Canada, and regulates and contemplates the sale of medical marihuana by Licensed Producers to jurisdictions outside of Canada where the use and sale of medical marihuana and derivatives thereof are legally sanctioned.

Liberalizing Regulatory Environment and Competitive Conditions

The ACMPR, like prior regulations, requires patients seeking medical marihuana to obtain medical approval from their health care practitioner and to provide a medical document to a Licensed Producer. However, the ACMPR provisions have simplified the requirements of the MMPR, offering easier access to medical marihuana in Canada.

According to Health Canada, more than 98,000 patients had enrolled with Licensed Producers under the ACMPR regime by September 30, 2016. Health Canada also indicates that, as of September 30, 2016, the average amount of dried marihuana for medical purposes authorized per client was 2.6 grams per day. For further information, see the Health Canada website at:

http://www.hc-sc.gc.ca/dhpmps/marihuana/info/market-marche-eng.php.

Further information has recently been released by Canada’s Parliamentary Budget Officer (the “PBO”) in its November 1, 2016 report, which estimates that, in 2018, an estimated 4.6 million individuals aged 15 and over will use cannabis at least once, representing 655 metric tons of cannabis. This number could rise to 5.2 million individuals by 2021, representing 734 metric tons of cannabis. The PBO stated that the pre-tax price of legal cannabis is projected to be between $6.67 and $8.33 per gram, with a mid-point estimate of $7.50. For further information, see “Legalized Cannabis: Fiscal Considerations”, authored by the Office of the PBO and dated November 1, 2016.

Recent Developments

The Task Force on Cannabis Legalization and Regulation (the “Task Force”) appointed by the Federal Government recently released its report entitled “A Framework for the Legalization and Regulation of Cannabis”, dated November 30, 2016 (the “Report”). The Task Force makes a number of recommendations in the Report that are relevant to the market for recreational marihuana and, in particular, recommends that the legislation and regulations ultimately put in place by the Federal Government, among other things, do the following:

●	set a national minimum age of purchase of 18;

●	apply comprehensive restrictions to the advertising and promotion of cannabis and related merchandise;

●	allow limited promotion in areas accessible by adults, similar to those restrictions under the Tobacco Act (Canada);

●	require plain packaging for cannabis products that only display the producer company name, strain name, price, amounts of THC and cannabidiol (CBD), and warnings and other labelling requirements;

●	impose strict sanctions on false or misleading promotion as well as promotion that encourages excessive consumption, where promotion is allowed;

●	impose requirements to protect children;

●	impose a price and tax scheme based on potency to discourage purchase of high-potency products;

●	prohibit mixed products, for example cannabis-infused alcoholic beverages or cannabis products with tobacco, nicotine or caffeine; and

●	allow for personal cultivation for non-medicinal purposes of up to four plants per residence subject to additional local and safety requirements.

Of particular importance, the Task Force recommended that the Federal Government:

●	continue to regulate the production of cannabis and its derivatives, drawing on the current medicinal marihuana production regime;

●	use licensing and production controls to encourage a competitive market; and

●	implement a tracking system to prevent diversion and to allow for product recalls.

A full copy of the Report can be found at: http://healthycanadians.gc.ca/task-force-marijuana-groupeetude/framework-cadre/index-eng.php.

Markets

We believe that our focus on development of product formulations that utilize both cannabis oil and algae is a niche strategy that will give us a unique market position. While we believe that this strategy is a natural extension of existing, rapidly growing markets, there is limited data available to measure the market opportunity. With that in mind, what follows is a discussion about the cannabis oil market and the algae oil market.

Market for Cannabis Oil

The Canadian oil extraction marketplace is forecast to grow from C$1 million in 2015 to C$1.7 billion in 2020, assuming full legalization in 2018. In terms of conversion from dried marijuana to extracts/oil, due diligence has been conducted on the Colorado market, finding that 45% of dried marijuana users would eventually convert to marijuana extracts/oil. The Company assumes the market would gradually reach an approximate 45% conversion rate by 2018. Source: Mackie Research Capital Corporation, April 8, 2016 – MRCC Estimates

CIBC World Markets issued a report in January 2016 that provided some early estimates of the size of the Canadian recreational marihuana market (to be legalized by July 1, 2018). Using the legalized markets in the States of Colorado and Washington as a comparison, it estimated the Canadian recreational marihuana market is in the broad range of $5 billion to $10 billion per year. This compares with estimated annual Canadian liquor sales of between $5 billion and 8.7 billion according to Deloittes. Canaccord Genuity estimates that the number of marihuana users in the first year following the legalization of marihuana will be approximately 4,000,000. Even as an early estimate, this indicates a recreational market size in the order of 4 to 8 times the size of the medical marihuana market in Canada. (please, see the link for complete report)

http://research.cibcwm.com//economic_public/download/eijan16.pdf.

Market for Algae Oil

The market data for algae oil presented below is brief since our plan is to utilize algae oil in our products largely to the extent that it complements our products that contain cannabis oil. Whereas until recently, our intention was to commercialize our BioSilo® algae cultivation system for the purpose of selling bulk algae oil, as well as algae biomass, to global markets, our current intention is to utilize the BioSilo system to the extent required to support our internal needs for cannabis/algae oil blends. Any algae oil that is surplus to our mission would be made available to other markets.

EPA (eicosapentaenoic acid) and DHA (docosahexaenoic acid) are long-chain omega-3 fatty acids. Studies have shown that EPA and DHA are important for proper fetal development, including neuronal, retinal, and immune function. EPA and DHA may affect many aspects of cardiovascular function including inflammation, peripheral artery disease, major coronary events, and anticoagulation. EPA and DHA have been linked to promising results in prevention, weight management, and cognitive function in those with very mild Alzheimer’s disease. Source: Advances in Nutrition -An International Review Journal January 2012.

(DHA) Algae oil prices currently trade in the range of $60 to $90 per kilogram today depending on DHA concentration and country of origin, however, algae oil typically sells for $70 to $75 per kilogram. (source: F & S May 24th. 2016).

The opportunity in the global algae market stood at US$608.0 million in 2015 and is projected to be worth US$1.1 billion by 2024, growing at an annual rate of 7.39% therein. By volume, the market is poised to expand at a 5.32% CAGR between 2016 and 2024. Source: Transparency Market Research (TMR) Sept 20, 2016

Algae Used Extensively for DHA Production in Healthcare and F&B Sectors

Based on application, DHA production takes the lead in the global algae market and is expected to retain its lead throughout the forecast period. Algal biomass is most extensively used in the production of DHA, which is used in the healthcare, pharmaceutical, and food and beverages sectors. Within this segment, the pharmaceutical application sub-segment held a larger share of just under 28% in 2016, which is expected to decline over the coming years to make room for the protein sales sub-segment.

Sales and Distribution

We intend to develop marketing channels including but not limited to website promotion, medical doctors, product distributors, as appropriate and in compliance with the regulatory requirements.

Initially, we intend to sell our product formulations mainly through Bonify, our collaboration and raw material supply partner. When we have received our Sales License from Health Canada, we expect to broaden our sales and distribution channels to include patients, medical doctors, and product distributors.

The Company intends to build brand awareness by working with brand/marketing management professionals, specializing in the medical health market, to have packaged products available for sale to customers.

Marketing Strategies and Competition

Advertising and marketing of medical marihuana in Canada is regulated by the Food and Drugs Act (Canada) and the Narcotic Control Regulations issued under the Controlled Drugs and Substances Act (Canada). Licensed Producers are strictly prohibited from advertising marihuana products or promoting their use.

Our marketing activities will be focused on the promotion of the Company and increasing its visibility within the marketplace. Those efforts will include working with numerous client education centers (patient aggregators), which will review the available research data provided by the universities on medical cannabis oils and products available to clients. We believe this scientific data will help clients make educated decisions.

We believe we will have significant advantages in the market that will include multiple strain selection and consistently-produced cannabis oil products backed by scientific research that supports the improved effectiveness of each treatment.

We are actively preparing to respond to increased market demand that is expected to occur following the coming into force of proposed legislation to legalize and regulate recreational marihuana. We intend to participate fully in the legalized recreational marihuana marketplace, subject to compliance with applicable regulatory requirements.

According to Health Canada, there are currently 45 Licensed Producers in total and of these, just over 30 hold Sales Licenses. For further information, see the Health Canada website at: http://www.hc-sc.gc.ca/dhp-mps/marihuana/info/list-eng.php

Cannabinoids and Omega-3

Cannabis by itself has long been used for medical purposes and in recent decades has gained significant traction in becoming a common and preferred treatment for specific ailments. Cannabis is one of the fastest growing industries in North America. The Company’s new strategic initiative will seek product development and formulation opportunities that combine the benefits of algae and cannabis oils.

The Company’s core product development strategy has been the production of high volume specific algae species and extraction of Essential Fatty Acids (EFAs) which is the foundation of the endocannabinoid system (ECS). The ECS is a group of endogenous cannabinoid receptors located in the mammalian brain and throughout the central and peripheral nervous systems, consisting of neuromodulatory lipids and their receptors. The extracted algae Omega 3 oil with high concentrations of DHA is used as a health supplement product. In light of the potential synergies, the Company has developed its strategy which is aimed at developing new products and formulations that combine the health benefits of algae and cannabis oils.

Health Benefits of Algae Omega-3 and Cannabis

The following are some of the health benefits of algae and cannabis that the Company intends to research further to potentially combine into synergistic products:

Algae Omega-3	Cannabis
Detoxes heavy metals and toxins	Reduces stress and anxiety
Supports immune system	Reduces glaucoma and prevents macular degeneration
Fights cancer	Prevents certain cancers
Detoxifies radiation and chemotherapy	Relives pain
Lowers cholesterol and blood glucose levels	Increases appetite
Improves cardiovascular function	Stimulates antioxidant processes
Improves cognitive functioning	Fights multiple sclerosis and schizophrenia
Fights Alzheimer’s disease	Fights neurodegenerative disorders
Reduces antiplatelet effects	Reduces migraines and headaches
Reduces major coronary events	Fights epilepsy
Acts as an anti-inflammatory agent	Fights obesity and metabolic syndrome
Improves memory	Fights anorexia and osteoporosis

Research and Product Development Relationships and Scientific Advisors

Dr. Jonathan Blay, PhD, FRSB, FIBMS, Csci, CBiol (Professor of Pharmacy, University of Waterloo, Professor of Pathology, Dalhousie University), the University of Waterloo - performs research and product development on cannabis oil and its constituents in the context of the development and treatment of the colorectum, pancreas, breast and prostate cancers.

Research/Expertise:

●	Tumour microenvironment of solid cancers (colorectal carcinoma);

●	Mechanisms of metastasis and its regulation by proteins at the cell surface; and

●	Development of drugs (both synthetic and natural product-derived) that interfere with cancer metastasis.

Dr. Blay’s research group applies a range of techniques in molecular and cellular biology to understand how cell behavior and the action of existing anticancer drugs are affected by the unique physiology of the cancer. This research involves investigations of chemokine pathways, and tumor-initiating cells; as well as the capacity of both synthetic and natural product-derived agents to interfere with the steps that favor metastasis. Researchers in the group identify novel pathways that may be the targets for future anticancer drugs, both derived from natural products and synthesized with the aid of colleagues through molecular design. The goal is to perform fundamental cancer-related research on botanical oils and their constituents which will carry out studies relating to the cellular safety and known cancer-related potential of components within the oils.

His full profile may be seen on the University of Waterloo, website at

https://uwaterloo.ca/:https://uwaterloo.ca/pharmacy/people-profiles/jonathan-blay

Dr. Steven Laviolette, BSc, PhD (Addiction Research Group, Dept. of Anatomy & Cell Biology, Dept. of Psychiatry, Canadian Institute for Military and Veterans Health Research), University of Western Ontario - performs research and product development on cannabis oil and its constituents in the context of depression, post-traumatic stress disorder, anxiety and schizophrenia.

Research/Expertise:

Dr. Laviolette’s research interests explore the interface between neurobiology, psychology and emotion by using an integrative combination of in vivo neuronal electrophysiology and behavioral neuropharmacology. At the general level, Dr. Laviolette is interested in exploring the neurobiological mechanisms that control how the brain processes emotionally salient information and how disturbances in these basic neural processes may lead to disorders such as addiction and schizophrenia.

Dr. Laviolette’s investigations into the neurobiology of addiction have focused on nicotine and opiates, both of which represent highly addictive substances and act on pathways in the brain that control reward, motivation and learning. Dr. Laviolette’s research group has characterized and identified specific regions in the mammalian brain that control the ‘switch’ from the non-addicted state, to the addicted state following exposure to drugs of abuse. Their ongoing research seeks to precisely define and identify the neurobiological mechanisms that control the addiction process at the behavioral, molecular and single neuron levels of analysis.

In addition, Dr. Laviolette’s research group is interested in exploring the neuronal mechanisms of emotional associative learning both in single neurons and in specific brain circuits. They have focused on the roles of the endocannabinoid system and specific dopamine receptor populations in the processing of emotionally salient information. Their ongoing research seeks to examine how disturbances in these brain receptor substrates may underlie the distorted sensory processing and emotional associative learning observed in individuals with schizophrenia.

His full profile may be seen on the University of Western Ontario, website:

www.uwo.ca:http://www.schulich.uwo.ca/anatomy/people/bios/faculty/laviolette_steve.html

Dr. Kirsten Muller (PhD) – Lead Phycologist

Over 10 years’ experience researching and cultivating algae. Currently Associate Professor at the University of Waterloo and Associate Director of the Canadian Phycology Culture Centre (CPCC), which is housed within her laboratory at the University of Waterloo (500 species). She has authored over 25 papers in leading phycology journals and has received many national and international research awards. Dr. Muller won The Luigi Provasoli Award in recognition of authoring the outstanding paper published in the Journal of Phycology (Phycological Society of America) during 2011.

Dr. Brendan McConkey (PhD) – Oil Analysis

Over 7 years’ research experience as Associate Professor at the University of Waterloo. His areas of expertise include proteomics, biochemistry, toxicology, and computational biology. Research emphasis has been on interdisciplinary approaches that combine biology, chemical engineering, and computational research.

BioSilo®

Algae Dynamics has engineered a proprietary algae production technology, the Algae Dynamics BioSilo®, which maximizes growth and purity, while minimizing its footprint through a modular design. It allows us to cultivate a wide variety of algae species tailored to the nutrient and purity requirements of our prospective customers. BioSilo® is a novel method of cultivating algae that combines the positive features of open pond systems with those of enclosed photobioreactor algae production systems. The system produces a continuous supply of ultra-pure algae biomass in high volumes. The design’s small footprint and scalability results in very low maintenance cost. The BioSilo ® is capable of producing a variety of species, including Chlorella and algae suited for Omega-3 rich Algae oil.

Intellectual Property

Our intellectual property currently pertains to the legacy business plan of commercialization of our BioSilo algae cultivation system. The development of BioSilo is commercially relevant in the context of our missions of developing unique products that contain cannabis and algae oils.

The following is our approach to intellectual property protection historically. Firstly, a United States Patent (US 8,800,202 B2) Bioreactor was issued August 12, 2014, a second US patent (US 14/334,909) has been filed and a Patent Application (CA 2,735,635) on the same claims as the U.S. patent has been filed for Canada.

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

History of Algae Dynamics

During 2008 and 2009, we developed the BioSilo® design. In 2010, we partnered with phycology experts Dr. Muller and Dr. McConkey at the University of Waterloo. This partnership provided us with exclusive access to proprietary algae species along with phycology expertise. Through this arrangement, we operated our laboratory and advanced from bench scale algae experiments to operating a one meter BioSilo® installation. We successfully completed the R&D validating key data points allowing the Company to deploy its technology at commercial scale, producing algae biomass of the highest quality at significantly reduced costs. We received funding in part from Ontario Power Authority “OPA” for the design and construction of the one meter BioSilo® system.

The following summarizes sources of funding to date:

Amount ($)
Ontario Power Authority (Grant)	$250,000
Scientific Research and Experimental Development Tax Credit	72,400
Common stock issued and fully paid at March 31, 2017	4,313,931
Additional paid in capital	1,000,214
Total	$5,636,545

On the basis of technology, open ponds cultivation technology held the dominant share in the algae market, while the closed photo bioreactors segment is projected to witness strong growth by 2024, in terms of both demand and sales. Geographically, Asia Pacific will emerge as one of the most attractive segments, registering a value-based CAGR of 8.0% during the forecast period. In terms of percentage share, North America dominates the algae market and is expected to generate US$344.49 million by 2024. Source: Transparency Market Research (TMR) Sept 20, 2016

Global Omega-3 Ingredients Market

Global Omega 3 Ingredients Market was valued at US$ 3.83 billion in 2016, to Surpass US$ 13 Billion by 2025, Fueled by Burgeoning Growth of Foodborne Diseases

“Major players in the global Omega 3 Ingredients market include Koninklijke DSM NV, BASF SE, Croda International Plc., NU-MEGA Ingredients Pty Ltd., Pronova BioPharma ASA, Omega Protein Corporation, and Ocean Nutrition Canada Limited, among others.”

Global Omega 3 Ingredients Market, By Source (Nuts and Seeds, Vegetable Oils, Marine, Soya), Type (ALA, DHA, EPA), Application (Infant Formula, Supplements & Functional Foods, Animal Feed, Pharmaceuticals), and Geography - Insights, Opportunity Analysis, and Industry Forecast till 2025

According to a new report published by Coherent Market Insights. Omega 3 ingredients are naturally-occurring polyunsaturated fatty acids and nutrients that are essential for human health. There are three types of omega 3 ingredients, namely alpha-linoleic acid (ALA), eicosapentaenoic acid (EPA) and docosahexaenoic acid (DHA).

Increasing cardiovascular disease and growing demand for supplements, especially in North America and Europe is surging demand for DHA and EPA. Consumers are increasingly inclined towards food rich in omega 3 fatty and also supplements containing the acid, due to increasing awareness about the various health benefits associated with the same. Cold water fish are the primary source of omega 3 fatty acids and have various health benefits such effective treatment of hypertriglyceridemia and other cardiovascular diseases. This in turn creates a highly conducive environment for growth of the global omega-3 market.

https://www.coherentmarketinsights.com/insight/request-sample/370

Average life expectancy worldwide during 2010–2013, was pegged at 71.0 years. Increasing life expectancy, in turn increases incidence of lifestyle and age-related diseases and conditions such as high blood pressure, diabetes, obesity, and cholesterol. Consumers across the world are looking to follow healthy lifestyles to ensure optimum calorie intake and nutrition to keep diseases at bay. This change in consumer lifestyle is characterized by increasing demand for omega 3 ingredients.

The U.S. and Japan are the largest markets for omega 3 ingredients. This is mainly attributed to high discretionary income and relatively high health awareness among the populace in these countries. China, India and Brazil are emerging economies that offer major potential for the omega 3 ingredients market. Germany and Israel have emerged as the key innovation hubs of the omega 3 ingredients industry. In Germany, the industry is driven by the joint venture of Royal DSM and Evonik in March 8, 2017, for omega 3 fatty acid products from natural marine algae for animal nutrition. This innovation will enable the production of omega 3 fatty acids for animal nutrition without using fish oil. Also, in May 6, 2014, AstraZeneca got approval of Epanova (omega 3 carboxylic acid), from U.S. Food and Drug Administration (FDA) which is used to lower the triglyceride level with severe hypertriglyceridemia.

To know the latest trends and insights prevalent in this market, click the link below:

https://www.coherentmarketinsights.com/market-insight/omega-3-ingredients-market-370

Omega 3 Ingredients and Health Benefits

Increasing various health diseases and fueling the demand for omega 3 fatty acids, due to various health benefits is expected to propel the market for omega 3 ingredients during the forecast period. For instance, a few health benefits are listed below:

●	Blood fat (triglycerides): consumption of fish oil can lower the risk of heart attack and lower triglyceride levels.

●	Rheumatoid arthritis: consumption of omega 3 ingredients may lower the join pain and curb stiffness.

●	Depression: regular consumption of omega 3 ingredients in food products may lower the level of depression and boost the antidepressants effects.

●	Baby development: consumption of DHA is helpful for neurological and visual development in infant.

●	Asthma: consumption of omega 3 ingredients lower the inflammation level for asthma patients and also enhance lungs function.

●	ADHD: consumption of omega 3 ingredients improves mental skills such as learning and thinking capacity of children.

●	Alzheimer’s disease and dementia: consumption of omega 3 ingredients may help to protect against Alzheimer’s disease and dementia, and have a positive effect on gradual memory loss linked to aging.

Source: Coherent Market Insights Analysis (2016)

Description of Property

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

The Company does not intend to conduct any cannabis related business in the United States due to the uncertain regulatory environment. However, it may distribute its algae produced products to the United States nutraceutical market.

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

Some of our potential products may be packaged and sold directly to retailers and consumers, and therefore are subject to greater oversight and enforcement action by the FTC. In recent years, the FTC has instituted numerous enforcement actions against consumer packaged goods companies for failure to have adequate substantiation for claims made in advertising or for use of false or misleading advertising claims.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”), an amendment to the Federal Food, Drug and Cosmetic Act (“FDC Act”), established a framework governing the composition safety, labeling, manufacturing and marketing of dietary supplements. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient.

The FDA has issued a draft guidance governing notification of new dietary ingredients. While it is not mandatory to comply with FDA guidance, it is a strong indication of the FDA’s current views on the topic of the guidance, including the agency’s position on enforcement. Depending on the recommendations made in the guidance, if and when it is finalized, particularly those relating to animal or human testing, such guidance could make it more difficult for Algae Dynamics to successfully provide notification of new dietary ingredients. Moreover, such guidance could change the status of ingredients that the industry has viewed as “old” dietary ingredients to “new” dietary ingredients that may require submission of a new dietary ingredient notification.

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

DSHEA permits “structure/function claims” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing. Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well- being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a structure/function claim in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular structure/function claim is an unacceptable drug claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

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

In June 2007, pursuant to the authority granted to the FDA by DSHEA, the FDA published detailed Current Good Manufacturing Practice (“GMP”) regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The GMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The GMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA’s interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA’s interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the GMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

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

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, request a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products and administratively revoke manufacturing facility registrations, thereby effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

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

Legislation or regulations may be introduced which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of our products. In March 2009, the General Accounting Office (the “GAO”) issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

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

The ACMPR Licensing Process

The market for cannabis (including Medical Marijuana) in Canada is regulated by the Controlled Drugs and Substances Act (CDSA), the ACMPR, the Narcotic Control Regulations, and other applicable law. Health Canada is the primary regulator of the industry as a whole. The ACMPR aims to treat cannabis like any other narcotic used for medical purposes by creating conditions for a new commercial industry that is responsible for its production and distribution.

The table below provides a general overview of the licensing process as described by Health Canada:

Summary

Step 1	Preliminary Screening: When Health Canada receives an application, preliminary screening is conducted to ensure that the application is complete. Any incomplete applications will be returned to the applicant, and complete applications are assigned an application numbers. The assignment of an application number indicates that the application has completed the preliminary screening stage.

Step 2

Enhanced Screening: After being assigned an application number, a more thorough review of the application is conducted to ensure that there is sufficient information to assess whether the requirement of the regulations are met. Specific elements given initial consideration include: the location of the proposed site; risks to public health, safety and security; the proposed security measures; and the credentials of the proposed quality assurance person to meet the good production requirements outlined in Subdivision D of the ACMPR. Health Canada will verify that the applicant has provided notice of the application to the senior official with the local government in the jurisdiction of the proposed site.

The applicant is responsible for ensuring that they are in compliance with all applicable provincial, territorial, and municipal legislation, regulations, and bylaws, including zoning restrictions, fire and electrical safety requirements, and waste management requirements.

At this step, Health Canada may request additional information that is relevant to the application.

Step 3	Security Clearance: Once the screening of an application is complete, the security clearance forms for key personnel will be sent for processing. At this point, the Minister for Health will conduct criminal record checks and will review the relevant background of key personnel to assess whether the applicant poses a risk to the integrity of the control of the production and distribution of cannabis under the CDSA. The amount of time required to conduct mandatory security checks varies with each application.

Step 4

Review: Once all security clearances are obtained, an application will be thoroughly reviewed to validate the information provided. Given the extensive review process, applicants are generally required to communicate with Health Canada multiple times to clarify elements of their application. Health Canada may also request additional information.

A detailed review and assessment of physical security plans will be conducted at this stage. Applicants must meet a minimum of a level 7 (as defined in the Directive on Physical Security Requirements for Controlled Substances - Licensed Dealers Security Requirements for the Storage Of Controlled Substances) to be considered for a licence. It is a requirement that physical security comply with the Directive.

Once Health Canada is satisfied that an application is ready for a pre-licence inspection, they will contact the applicant and identify information that needs to be confirmed before a pre- licence inspection can be scheduled. This includes, but may not be limited to, confirming how the applicant has indicated in their application that they would comply with Part 1, Division 1, Subdivision C (Security Measures) of the ACMPR.

Step 5	Pre-Licence Inspection: When Health Canada is satisfied of the prior steps and when the applicant has confirmed that the site has been fully built and security measures are in place, a Pre-Licence Inspection will be scheduled. The inspection may cover, but is not limited to: Security Measures, Good Production Practices, Packaging, Labelling and Shipping, Registration, and Record Keeping. The purpose of the inspection is to verify that the information submitted to Health Canada is accurate and to assess compliance with the applicable sections of the ACMPR prior to licence approval. Any identified deficiencies will be communicated to the applicant and must be addressed prior to a licence being issued.

Step 6

Licensing: Next, the results of the Pre-Licence Inspection are reviewed along with all of the information submitted by the applicant and any other additional relevant information. If it is determined that the issuance of the licence is not likely to create risks to public health, safety or security, including the risk of cannabis being diverted to an illicit market or use, and there are no other grounds for refusing the application, a licence will be issued.

Health Canada has introduced a graduated licensing process. Upon approval, applicants will first be issued a production licence. This will enable Health Canada inspectors to confirm that the first batch of marijuana produced meets the production standards and requirements outlined in the ACMPR.

The Licensed Producer’s first crop of marijuana will be inspected to establish whether the marijuana meets the Licensed Producer's specified quality control standards and the Good Production Practices set out in Subdivision D of the ACMPR. Only once Health Canada is satisfied the Licensed Producer meets the requirements of the ACMPR will a licence be amended to allow sale to the public.

ACMPR Licences

The Cultivation Licence, if received, will allow the Company to:

●	possess, produce, provide, ship, deliver, transport and destroy dried cannabis or cannabis oil

●	possess, produce, and destroy cannabis in its natural form, other than marijuana or cannabis oil, for the purpose of producing cannabis oil

●	possess and destroy cannabis, other than marijuana or cannabis oil, for the purpose of conducting in vitro testing that is necessary to determine the cannabinoid content of marijuana or cannabis oil

The Sales Licence, if received, will allow the Company to sell dried marijuana and cannabis oil to:

●	a client of the Company or an individual who is responsible for the client

●	a hospital employee, if the purpose is in connection with their employment

●	another Licensed Producer

●	a Licensed Dealer

●	the Minister of Health

●	a person to whom an exemption relating to the substance has been granted under section 56 of the Controlled Drugs and Substances Act (CDSA)

The Cultivation Licence will also allow the Company to apply for an import permit to import dried marijuana cannabis as described by the ACMPR. The Cultivation Licence will also allow the Company to apply for an export permit to export dried marijuana or cannabis other than marijuana or cannabis oil, for the purpose of conducting in vitro testing that is necessary to determine the cannabinoid content of marijuana or cannabis oil. Last, the Cultivation Licence will allow the Company to ship dried marijuana or cannabis oil to a health care practitioner in the case referred to in subparagraph 130(1)(f)(iii) of the ACMPR.

The ACMPR also provide for licenses and import permits relating to fresh marijuana. The Licences, if received, will not include this permission until applied for separately and approved by Health Canada.

The ACMPR provides that cannabis in its natural form, other than marijuana or cannabis oil, for the purpose of producing cannabis oil, may be provided, shipped, delivered or transported if it was obtained or produced for that purpose.

Statutory Reporting Requirements

With respect to the management and administration of the Company, the ACMPR will require that:

(a)	In order to confirm any information submitted in support of an application for a licence or an amendment or renewal of a licence, an inspector may, at a time during normal business hours and with the reasonable assistance of the Company, inspect the site in respect of which the application was made.

(b)	If the Company experiences a theft of cannabis or an unusual waste or disappearance of cannabis that cannot be explained on the basis of normally accepted business activities, the Company must report the occurrence to a member of a police force within 24 hours after becoming aware of it and provide a written report to the Minister within 10 days after becoming aware of the occurrence.

(c)	The Company apply for and obtain the Minister’s approval before making a change involving the replacement or the addition of (i) the senior person in charge, (ii) the responsible person in charge and, if applicable, the alternate responsible person in charge, (iii) an officer or director, or (iv) an individual authorized to place an order for cannabis on behalf of the licensed producer.

(d)	The Minister be notified not later than five days after the event, if a person ceases to be an officer or director of the Company.

(e)	The Minister be notified not later than the next business day if the responsible person in charge of the Company ceases to carry out their duties and there is no person designated as an alternate responsible person in charge.

(f)	The Company notify the Minister, within five days after such change, of any change to the method used for keeping records or the telephone number, the facsimile number, or the email address for the Company’s site or each building within the site where the activities are conducted under the Cultivation Licence or the Sales Licence.

With respect to future clients of the Company and proposed products sold by the Company if granted the Licences, the ACMPR requires that:

(a)	In respect of fresh or dried marijuana or cannabis oil sold by the Company, the Minister be provided with a case report for each serious adverse reaction to the substance within 15 days after the day on which the Licensed Producer becomes aware of the reaction.

(b)	The Company annually prepare and maintain a summary report that contains a concise and critical analysis of all adverse reactions to fresh or dried marijuana or cannabis oil sold by the Company that have occurred during the previous 12 months (the serious adverse reaction reports and annual summary reports must be retained for a period of 25 years after the day on which they were made).

(c)

The Company report any new dried marijuana equivalency factor determined under section 79 of the ACMPR, and the method used to determine it, at least 10 days before the Company sells fresh cannabis, dried marijuana or cannabis oil, in respect of which the label referred to in section 84 or 88 of the ACMPR indicates the new factor, to a client.

(d)	The Company, if provided with the given name, surname, date of birth and gender of an individual by a member of a Canadian police force who requests information in the course of an investigation under the CDSA or the ACMPR, verify in a reasonable manner that the person requesting the information is a member of a Canadian police force. If the person is verified as a member of a Canadian police force, the Company must provide as soon as feasible, within 72 hours after receiving the request, the following information to that Canadian police force:

(i)	an indication of whether or not the individual is one of the Company’s clients or an individual who is responsible for one of the Company’s clients,

(ii)	in the case of a Company client, whether the client is registered with the Minister under Part 2 of the ACMPR and, if so, whether the client’s registration with the producer is for the purpose of obtaining an interim supply of fresh or dried marijuana or cannabis oil, marijuana plants or seeds, or both, and

(iii)	the daily quantity of dried marijuana that is specified in the medical document supporting the client’s registration or that is specified in that individual’s registration with the Minister made under Part 2 of the ACMPR.

(e)	The Company provide the Minister with any information that the Minister may require in respect of the records, documents and information referred to in Division 2 of the ACMPR, in the form and at the times that the Minister specifies.

Reporting Requirements from the Licences

In addition to the above general reporting requirements of the ACMPR, the Licences, if received, will require that the Company report the following additional information to the Office of Controlled Substances of Health Canada on a monthly basis, unless otherwise stated:

(a)	The total amount of dried marijuana (kg) tested, approved and ready for sale, produced by the Company during the reporting period.

(b)	The total amount of dried marijuana (kg) transferred to the Company from other Licensed Producers during the reporting period.

(c)	The total amount of dried marijuana (kg) sold by the Company during the reporting period to (i) registered clients, (ii) other Licensed Producers, (iii) Licensed Dealers, and (iv) other clients.

(d)	The total number of marijuana plants sold during the reporting period.

(e)	The number of clients of the Company at the end of the reporting period, including only those clients whose registrations were valid on the last day of the reporting period, and the total number new clients of the Company registered during the reporting period.

(f)	The number of clients who attempted to register with the Company during the reporting period, but could not be registered, regardless of the reason.

(g)	The number of clients who placed orders or tried to place orders with the Company that could not be filled during the reporting period, regardless of the reason.

(h)

The total amount of the following that the Company has in stock on the final day of the reporting period (i) number of harvested plants in the drying process, (ii) cannabis (kg) that has been dried but not tested, (iii) cannabis (kg) that has been dried and tested but not approved for sale, (iv) cannabis (kg) that has been dried, tested, approved and ready for sale, (v) cannabis (kg) held as samples, (vi) number of marijuana plants identified as ready to be destroyed, (vii) dried marijuana (kg) identified as ready to be destroyed, and (ix) number of live marijuana plants.

(i)	The total amount of dried marijuana (kg) that the Company imported and exported during the reporting period.

(j)	The total amount of dried marijuana (g) lost and/or stolen during the reporting period.

(k)	The total amount of dried marijuana (g) destroyed during the reporting period, specifying the reason(s) and amount(s) of each (e.g., contaminated, past expiration date, recalled).

(l)	The total amount of waste marijuana (e.g., plants, leaves, twigs) destroyed during the reporting period (g).

(m)	The total number of shipments from the Company to the following in each province or territory during the reporting period (i) registered clients, (ii) other Licensed Producers, (iii) Licensed Dealers, and (iv) other clients.

(n)	The average and median daily amounts of dried marijuana (g) supported by healthcare practitioners to be used by the Company’s registered clients during the reporting period for all clients whose registrations were valid on the last day of the reporting period.

(o)	The average and median amounts of dried marijuana (g) shipped to the Company’s registered clients during the reporting period.

(p)	The 10 highest and ten lowest amounts of dried marijuana shipped to registered clients during the reporting period.

(q)	The total number of shipments of dried marijuana to registered clients categorized into 10-gram ranges increasing in size from 0 to 10 g to 141 to 150 g.

(r)	A list of all healthcare practitioners who provided a medical document for a registered client in the reporting period, the location of the healthcare practitioner and the number of medical documents the healthcare practitioner signed during the reporting period.

(s)	The amount of dried marijuana (kg) that the Company expects to produce during each month of the upcoming three months.

(t)	The amount of dried marijuana (kg) that the Company expects to have in inventory during each month of the upcoming three months.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this Prospectus that are not historic facts are forward- looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward- looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common shares could decline, and you may lose all or part of your investment.

General Risk Factors

We have a limited operating history and number of commercialized products, have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability. As a result, our financial statements contain a “going concern” explanatory paragraph.

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. The Company incurred a net loss of $2,585,661 for the year ended March 31, 2017 (March 31, 2016 - $1,913,995). We expect losses to continue until we get access to capital to implement the business plan. As of March 31, 2017 the Company had a working capital deficit of $852,514 (March 31, 2016 765,356). Net cash used by operations for the year ended March 31, 2017 is $341,945 (March 31, 2016 $209,919). As a result, the financial statements of the Company include an explanatory paragraph stating that there is substantial doubt that the Company will continue as a going concern. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

Furthermore, the Company’s product candidates in its algae-related businesses may be adversely affected by the devotion of capital and resources to its cannabis initiative.

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

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of September 1, 2016, we had one U.S. patent allowed, one U.S. provisional patent application submitted and one Canadian patent pending and we anticipate filing additional patent applications in the medium term.

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

Our patents may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. We are not certain that our future patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications. It is also not possible to patent and protect all knowledge and know-how associated with our products so there may be areas that are not protected such as certain formulations and manufacturing processes. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants, advisors and third-party manufacturers. It is possible that these agreements may be breached and that any remedies for a breach will not make us whole. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, our trade secret-protected know-how could fall into the public domain, unauthorized parties may copy aspects of our process and obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our know how or otherwise obtain access to our technologies.

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

The manufacture and sale of food additives and health products is regulated by various local, state, provincial federal and foreign environmental and public health agencies. The costs of remediation or product liability could materially adversely affect our future quarterly or annual operating results.

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

As part of the initial implementation process we will be putting in place product liability insurance at levels we believe will be sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance will be adequate and, at any time, it is possible that this insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters, which could harm our business.

We could be harmed by data loss or other security breaches

As a result of certain of our direct to consumer services being web-based and the fact that we will process, store, and transmit data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

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

Risks related to the Company’s Cannabis-Related Business

The direction our cannabis initiative is uncertain and may not yield commercial results.

We recently announced a new initiative to explore the potential opportunities in the Canadian cannabis market for the Company’s technologies. As of the date of this Report on Form 10-K the Company’s initiatives are at a preliminary stage and ultimate implementation will at the onset be dependent upon entering into research and development partnerships with academic institutions interested in pursuing the potential benefits of combining algae and cannabis and obtaining the funding necessary to pursue such research, as well as obtaining the funding necessary to continue continuing operations. While the Company is pursuing research and development and funding opportunities, there can be no assurance that such pursuit will be successful, or that any research and development efforts will result in commercially saleable products.

The Company has made substantial commitments to research collaborations with its university partners but no commercial products may result.

A central focus of the Company’s cannabis initiative is its research collaborations with Western University and the University of Waterloo. Under the applicable agreements to the Company has agreed to fund specified research into the potential of algae and cannabis to work in combination to treat cancer and depression-related diseases, and will have the opportunity to exclusively license any intellectual property developed from such research. However, the progress of scientific discovery is uncertain and there can be no assurance that any commercial products will result from such research.

The Company is Not a Licensed Producer under the ACMPR and may not get the requisite licenses to carry out its cannabis initiative

Initially, the Company intends to conduct its cannabis-related activities through other licensed producers such as Bonify, with which it has a letter of intent. However, the Company eventually intends to apply to Health Canada to become a licensed producer under the Access to Cannabis for Medical Purposes Regulations (Canada) (“ACMPR”) issued pursuant to the Controlled Drugs and Substances Act (Canada) that would enable it to process and sell Medical Marijuana directly to patients across Canada. The Company has not yet applied for the licenses and there is no guarantee that the Company will become a Licensed Producer. Health Canada has received many applications and only a small fraction has been approved to date. Furthermore, the timing and success of the Company at the various steps in the licensing process is beyond the Company’s control and the sole discretion thereof lies with Health Canada. The Company’s ability to process, store and sell Medical Marijuana in Canada is dependent on receiving a Sales license from Health Canada and there can be no assurance that the Company will obtain such licenses. In the event that it is unable to become a licensed producer it will be dependent upon others to conduct its cannabis-related activities or it will be required to curtail operations.

Even if the Company is successful in obtaining the Sales license, such licenses will be subject to ongoing compliance and reporting requirements. Failure to comply with the requirements of the licenses or any failure to maintain the licenses would have a material adverse impact on the business, financial condition and operating results of the Company. Although the Company believes that we will meet the requirements of the ACMPR, there can be no guarantee that Health Canada will grant these licenses. Should Health Canada not grant the licenses, the business, financial condition and operating results of the Company would be materially adversely affected. To the extent such licenses are not obtained, the Company may be curtailed or prohibited from its proposed production of Medical Marijuana or from proceeding with the development of its operations as currently proposed.

The Company’s cannabis-related business is subject to additional regulatory risks.

The Company operates in a new industry which is highly regulated and is in a market that is very competitive and evolving rapidly. The Company’s ability to grow, store and sell Medical Marijuana in Canada is dependent on the licenses from Health Canada and the need to maintain the licenses in good standing. Failure to comply with the requirements of the licenses or any failure to maintain these licenses would have a material adverse impact on the business, financial condition and operating results of the Company.

The Company will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or in restrictions on the Company’s operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, financial condition and operating results of the Company.

The industry is subject to extensive controls and regulations, which may significantly affect the financial condition of market participants. The marketability of any product may be affected by numerous factors that are beyond the Company’s control and which cannot be predicted, such as changes to government regulations, including those relating to taxes and other government levies which may be imposed. Changes in government levies, including taxes, could reduce the Company’s earnings and could make future capital investments or the Company’s operations uneconomical. The industry is also subject to numerous legal challenges, which may significantly affect the financial condition of market participants and which cannot be reliably predicted.

The regulatory environment for medical marijuana companies is rapidly-changing.

The Company’s proposed operations are subject to various laws, regulations and guidelines relating to the manufacture, management, packaging/labelling, advertising, sale, transportation, storage and disposal of Medical Marijuana but also including laws and regulations relating to drug, controlled substances, health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause adverse effects to its operations.

The Company endeavors to comply with all relevant laws, regulations and guidelines. To the Company’s knowledge, it is in compliance or in the process of being assessed for compliance with all such laws, regulations and guidelines as described elsewhere in this Form 10-K.

On February 24, 2016, the Federal Court of Canada issued the Allard Decision, declaring that the MMPR, as it was drafted, is unconstitutional in violation of the plaintiffs’ rights under section 7 of the Charter of Rights and Freedoms. The declaration of invalidity was suspended for six months to allow the Government of Canada to amend or issue new regulations. On March 21, 2014 the Federal Court of Canada issued an order affecting the repeal of the MMAR and the application of certain portions of the MMPR which are inconsistent with the MMAR in response to a motion brought by the plaintiffs in the Allard Decision. On August 24, 2016, the ACMPR came into force, replacing the MMPR as the regulations governing Canada’s Medical Marijuana regime which permits patients to produce a limited amount of cannabis for their own medical purposes or to designate a person to produce a limited amount of cannabis. This ACMPR could significantly reduce the addressable market for the Company’s proposed products and could materially and adversely affect the business, financial condition and results of operations of the Company.

On October 19, 2015, the Liberal Party was elected and obtained a majority government in Canada. The Liberal Party has made electoral commitments to legalize, regulate and tax recreational cannabis use in Canada. On April 20, 2016, the Liberal Party made a commitment to introduce legislation to meet their electoral commitments by the spring of 2017. On June 30, 2016, the Government of Canada launched the Task Force on Marijuana Legalization and Regulation and a public consultation for the creation of a new legislative system with respect to the legalization of cannabis (see the discussion paper entitled “Toward the Legalization, Regulation and Restriction of Access to

Marijuana” (“Discussion Paper”) (http://news.gc.ca/web/article-en.do?nid=1092399&tp=1), which sets out the objectives of the new system and identifies specific issues and options for which the Government is seeking comment). After taking consultations until August 29, 2016, the Task Force prepared and tabled their report on December 13, 2016. The report outlines a framework for a new system to legalize, regulate and restrict access to cannabis. The report contains recommendations to federal, provincial, territorial and municipal governments on how to promote and protect public health and safety, particularly among young Canadians. The advice presented in the Task Force’s report will be considered by the Government of Canada as it proceeds to develop legislation for the legalization of cannabis. The Government of Canada has introduced Bill-45 (Cannabis Act) which is an Act respecting cannabis and to amend the Controlled Drugs and Substances Act, the Criminal Code and other Acts. The impact of any such new legislative system on the Medical Marijuana industry and the Company’s business plan and operations is uncertain.

Risks related to the Common Shares

Because we will likely issue additional Common Shares, investment in the Company could be subject to substantial dilution.

We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Shares. If we do sell more Common Shares, investors’’ investment in the Company will likely be diluted. Dilution is the difference between what you pay for your shares and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Shares could seriously decline in value.

Penny stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common shares. Therefore, shareholders may have difficulty selling our securities.

The Company has no current plans to pay dividends on its Common Shares.

The Company does not anticipate paying any cash dividends in the foreseeable future. If the Company incurs indebtedness in the future to fund its future growth, its ability to pay dividends may be further restricted by the terms of such indebtedness.

Because a small number of existing shareholders own a large percentage of the Company’s voting shares, you will have minimal influence over shareholder decisions.

Existing management has significant share ownership in the Company and will retain control of the Company in the future. As a result of such ownership concentration, these individuals will have significant influence over the management and affairs of the Company and its business. It will also exert considerable, ongoing influence over matters subject to shareholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of the Company. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such a transaction would benefit other shareholders.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’’ views of us and, as a result, the value of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending March 31, 2016. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common shares may decline.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common shares less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, three years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its Form 10-K and our other periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking shareholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of our initial offering in November 2014, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common shares that is held by non-affiliates exceeds USD$700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of USD$1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of March 31 of such fiscal year), or if we issue more than USD$1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Quarter Ended	High	Low

September 30, 2015	$1.62	$1.60

December 31, 2015	$1.72	$1.59

March 31, 2016	$1.74	$0.10

June 30, 2016	$1.00	$0.12

September 30, 2016	$0.75	$0.30

December 31, 2016	$0.61	$0.15

March 31, 2017	$0.62	$0.0001

June 30, 2017	$0.3099	$0.09

On August 11, 2017 the closing bid of our Common Shares on the OTCQB was $0.06 per share.

Holders

We had approximately 37 record holders of our Common Shares as of August 11, 2017, according to the books of our transfer agent. The number of shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed; however, we estimate the total number of shareholders to be approximately 190 to 200.

As of August 11, 2017, there were 13,337,521 common shares of our common stock issued and outstanding.

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

The Equity Incentive Plan became effective upon its approval by the majority of shareholders on August 28, 2014. The Plan is a fixed stock option plan, under which the aggregate number of Common Shares which may be reserved for issuance in respect of all options, restricted stock awards and restricted stock unit awards under the Plan together with any options, restricted stock awards or restricted stock unit awards under any other employee stock option plans or other share compensation arrangements of the Corporation, shall not exceed 15% of the Corporation’s total issued and outstanding Common Shares. At March 31, 2017 there were 13,337,521 common shares issued and outstanding.

The Equity Incentive Plan provides for the granting of non-qualified share options, to our employees, officers, directors and consultants.

Equity Compensation Plans as of March 31, 2017

	A	B	C
	Number of		Number of securities remaining available for future issuance under equity
Category	securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	695,000	$0.99	1,305,628
Equity compensation plans not approved by security holders	0	0	0
Total	695,000	$0.99	1,305,628

Note 1 The stock option plan is based on 15% of the number of common shares (13,337,521) and the number on the table is as of March 31, 2017.

Recent Sales of Unregistered Securities

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

On February 17, 2016, a convertible loan plus accrued interest was converted into 29,609 common shares at USD$0.89 ($1.23 for total consideration of USD$26,500 ($36,419).

On February 25, 2016, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,000 ($1,378).

On May 15, 2016, 13,874 shares to be issued to a consulting firm were issued as common shares for services rendered in the amount of USD$22,500 ($31,140) during the year ended March 31, 2016. The amount was recorded as professional fees on the statement of operations during the year ended March 31, 2016.

On May 18, 2016, 44,500 common shares purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,780 ($2,318).

On May 19, 2016, the Company signed a letter of engagement with an agent in connection with proposed placements of up to US$10,000,000 ($13,427,000), which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement. The amount of the retainer has been expensed to professional fees during the year ended March 31, 2017.

On June 22, 2016, 15,264 shares to be issued to a consulting firm were issued as common shares for services rendered in the amount of USD$22,500 ($29,185) during the year ended March 31, 2016. The amount was recorded as professional fees on the statement of operations during the year ended March 31, 2016.

On June 30, 2016, 66,667 common shares were issued to a consultant in settlement of a debt at a value of $64,585 based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of issuance.

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 at a value of $201,481 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the date of issue. This amount was expensed during the year ended March 31, 2017 as professional fees on the statements of operations. A second issuance of 250,000 common shares was made on October 17, 2016 at a value of $113,225 based upon an estimated fair market value of USD$0.35 ($0.45) per share at the date of issue and the final issuance of 250,000 common shares was made on October 18, 2016 at a value of $125,766 based upon an estimated fair market value of USD$0.38 ($0.50) per share at the date of issue.

On July 7, 2016, the Company committed to issue 20,000 common shares to a consultant in settlement of a debt at a value of $19,500 (USD$15,000) based upon an estimated fair market value of USD$0.75 ($0.97) per share on that date. These common shares were issued on October 17, 2016.

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

On December 29, 2016, 1,316,173 shares were issued to two officers and directors as consideration for conversion of shareholder advances and accounts payable.

On January 9, 2017, the Company entered into a three-month contract with an investor relations firm. The terms of the contract specified a cash payment of USD$10,000 ($13,427) and 50,000 shares of common shares which were issued on January 10, 2017 at a value of $27,000 ($35,733) based upon an estimated fair market value of USD$0.55 ($0.728) per share. The portion applicable to the 9 days in April 2017 has been recorded as a prepaid expense ($4,916) at March 31, 2017.

On January 10, 2017, 75,000 stock options were exercised at $0.31 per common share for total proceeds of $23,250. The proceeds were used to settle a debt with the consultant who exercised the stock options.

On March 22, 2017, an aggregate of 75,000 shares were issued to three members of management as compensation valued at $29,007 based upon an estimated fair market value of $0.39 (USD$0.29) per share at the date of commitment.

On March 21, 2017, 50,000 common shares purchase warrants were exercised at $0.053 (USD$0.04) on a cashless basis with 39,500 common shares being issued.

Since inception, we have issued 13,337,521 common shares to 46 investors. The total value of these shares issued totaled $4,313,931 and were used for working capital.

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

Results of Operations and Going Concern

We incurred a net loss of $2,585,661 for the year ended March 31, 2017, (2016 - $1,913,995). We do not anticipate having a positive net income in the immediate future. Net cash used by operations for the year ended March 31, 2017 was $341,945. These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage, in accordance with ASC 9:115 and has not yet realized profitable operations and has relied on non-operational sources to fund operations. In addition, as of March 31, 2017, the Company has a working capital deficiency of $852,514 (March 31, 2016 - $765,356) and has accumulated deficit of $6,134,491 (March 31, 2016 -$3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the company to meet its obligations as they come due and accordingly, the appropriateness, ultimately, of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations for the year ended March 31, 2017 compared to the year ended March 31, 2016 Operating Expenses

The operating expenses increased in 2017 ($2,585,661) versus 2016 ($1,921,210) by $664,451 as the Company continued to build the administrative infrastructure to support the development of a production facility.

Net Income (Loss)

We recognized a net loss of $2,585,661 for the year ended March 31, 2017 as compared to a net loss of $1,913,995 for the same period of 2016. Changes in net income (loss) are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources

Net cash used by operating activities was $341,945 and $209,919 for the years ended March 31, 2017 and 2016, respectively. The increase is mainly attributable to commencing the development of the demonstration production facility, the costs associated with raising new equity and the costs associated with becoming a public company.

We had negative working capital of $852,514 as of March 31, 2017 compared to $765,356 as of March 31, 2016. The current level of development activity necessitates a cash requirement of approximately $40,000 monthly.

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

The execution of the business plan has been put on hold until the appropriate commitments have been made for funding. The Company has recently revised the business strategy as outlined in the business plan (detailed in ITEM 1 Business) which positions the Company to participate in the developing cannabis market within Canada and potentially external to Canada in jurisdictions which has legalized cannabis. In order to process the appropriate legal documents the Company has retained the legal firm of Dentons Canada LLP to provide recommendations in dealing with the Canadian regulatory and financing environment for the cannabis market as well as issues related to ongoing corporate matters.

The anticipated financing will provide working capital for the Company to execute its long term plan as well as facilitating the initial development of extraction of oil from cannabis as well as the formulation of products as part of the sponsored research programs with the Universities of Waterloo and Western Ontario.

If the funding from the private placement or direct offering is not available in a timely manner then management will continue foregoing salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares, preferred share offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the cannabis industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

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

As shown in the financial statements, the Company incurred a net operating loss of $2,585,661 for the year ended March 31, 2017, (2016 - $1,913,995). The Company’s current liabilities exceed its current assets by $852,514 as of March 31, 2017.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2017 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Income Taxes

Please see note 11 of the accompanying financial statements.

Fair Value of Financial Instruments

Please see Note 14 of the accompanying financial statements.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is $0.23 computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. Potentially dilutive securities which were not included in diluted weighted average shares for the years ended March 31, 2017 and 2016 consist of outstanding options (695,000 and 930,000) respectively and outstanding warrants (1,197,500 and 709,583) respectively.

Stock-Based Compensation

Please see Note 10c of the accompanying financial statements.

Recent Accounting Pronouncements

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. The guidance is not expected to have a material impact on the Company’s financial statements.

ASU No. 2016-02, Leases (Topic 842), On February 25, 2016, the FASB issued a new standard which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The new guidance will require the asset and liability to be initially measured at the present value of the lease payments in the statement of financial position. The new guidance will also require the company to recognize interest expense on the lease liability separately from the amortization of the right-use-asset for finance leases and recognize a single lease cost allocated on a straight-line basis over the lease term for operating leases, in the statement of comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early application permitted. The Company is currently evaluating this guidance to determine the impact it may have on the Company’s financial statements.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The areas of simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, however, some of the areas for simplification apply only to non-public entities. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period, however, certain requirements apply to the early adoption. The guidance is not expected to have a material impact on the Company’s financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides clarity to preparers on the treatment of eight specific items within an entity’s statement of cash flows. The guidance becomes effective for all public entities in fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption of the guidance, including within an interim period, is permitted. The guidance is not expected to have a material impact on the Company’s financial statements.

ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The guidance becomes effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The guidance is not expected to have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Algae Dynamics Corp.

We have audited the accompanying balance sheets of Algae Dynamics Corp. as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended March 31, 2017. Algae Dynamics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algae Dynamics Corp. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Algae Dynamics Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Algae Dynamics Corp.’s operating losses, negative working capital and an accumulated deficit as at March 31, 2017 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UHY McGOVERN HURLEY LLP Chartered Professional Accountants Licensed Public Accountants
Toronto, Canada

August 11, 2017

ALGAE DYNAMICS CORP.

Balance Sheets

(Stated in Canadian Dollars)

	As at March 31,	As at March 31,
	2017	2016

ASSETS

Current Assets
Cash	$87	$173
Prepaid expenses	32,878	14,752
Amounts receivable from officer (Note 13)	-	21,064
Amounts receivable, net	11,963	8,002
Total Current Assets	44,928	43,991

Equipment and leasehold improvements, net (Note 4)	47,828	65,252

Total Assets	$92,756	$109,243

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 13)	$286,792	$397,878
Advances from shareholders and related parties (Note 6)	22,347	383,990
Promissory Note (Note 8a)	16,456	-
Term loan (Note 7)	48,894	-
Convertible Note (Note 8b)	26,076	-
Derivative liability (Note 9)	260,677	-
Warrant liability (Note 10b)	236,200	27,479
Total Current Liabilities	897,442	809,347

Going Concern (Note 1)
Commitments and Contingencies (Note 12)
STOCKHOLDERS' (DEFICIENCY)

Common stock (Note 10a), no par value, unlimited amount authorized, 13,337,521 issued and outstanding as of March 31, 2017, (March 31, 2016 - 9,701,051)	4,313,931	1,466,352
Additional paid in capital (Note 10c)	1,016,324	1,216,963
Equity to be issued (Note 10a)	-	339,949
Accumulated deficit	(6,134,941)	(3,723,368)
Total Stockholders' (Deficiency)	(804,686)	(700,104)

Total Liabilities and Stockholders' (Deficiency)	$92,756	$109,243

These financial statements are approved by the Directors:

Signed “Cameron McDonald”	Signed “Blair Mullin”
Director	Director

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.

Statements of Operations

(Stated in Canadian Dollars)

	For the	For the
	Year Ended	Year Ended
	March 31, 2017	March 31, 2016

OPERATING EXPENSES
Accretion expenses (Notes 7 and 8)	$62,033	$12,563
Application and membership fees	12,646	23,394
Amortization expense (Note 4)	17,424	20,198
Bad debt expense (Note 13)	17,656	-
Business development	7,715	13,901
Convertible debt financing (Notes 8 and 9)	113,225	-
Fair value change in derivative liability (Note 9)	7,359	-
Foreign exchange loss	852	1,616
Impairment of intangible assets (Note 5)	-	15,970
Interest	4,611	26,792
Loss on settlement of debt (Notes 6, 10a and 13)	548,711	61,052
Management fees	8,125	-
Occupancy costs	32,201	32,012
Office and general	7,102	7,426
Professional fees (Notes 10a, 10b, 10c and 14e)	1,193,944	859,993
Research and development	7,629	3,184
Stock based compensation (Note 10c)	515,624	808,972
Telephone and internet services	13,304	14,511
Travel	15,500	19,626
Total Operating Expenses	2,585,661	1,921,210

Net loss before income taxes	2,585,661	1,921,210
Deferred income tax recovery	-	(7,215)
Net Loss for the Year	$2,585,661	$1,913,995

Net loss per common share - basic and diluted	$0.23	$0.20

Weighted average common shares outstanding - basic and diluted	11,324,138	9,389,903

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.

Statements of Stockholders' Equity (Deficiency)

(Stated in Canadian Dollars)

	Common	Common	Additional
	Shares	Shares	Paid in	Equity to	Accumulated	Stockholders'
	Number	Amount	Capital	be Issued	Deficit	(Deficiency)

March 31, 2015	9,256,410	542,323	515,114	-	(1,809,373)	(751,936)

Warrants exercised (Note 10b)	230,500	12,614	-	-	-	12,614
Warrant liability valuation transferred on exercise (Note 10b)	-	509,285	-	-	-	509,285
Stock options (Note 10c)	-	-	701,849	-	-	701,849

Shares issued for cash (Note 10a)	31,532	48,441	-	-	-	48,441

Shares issued for conversion of debt debt (Notes 8 and 10a)	29,609	41,305	-	172,501	-	213,806
Shares issued as compensation (Note 10a)	153,000	312,384	-	167,448	-	479,832
Net loss for the year	-	-	-	-	-	(1,913,995)
March 31, 2016	9,701,051	1,466,352	1,216,983	339,949	(3,723,368)	(700,104)

Warrants exercised
(Notes 10a and 10b)	84,000	57,639	-	-	-	57,639
Warrants expired	-	-	(174,088)	-	174,088	-
Stock based compensation	720,000	621,697	1,049	(107,122)	-	515,624
(Notes 10a and 10c)
Options exercised	100,000	58,600	(27,600)	-	-	31,000
Shares issued for conversion of debt (Note 10a)	1,475,305	1,326,650		(172,501)	-	1,154,149
Shares issued to consultants as compensation for services rendered (Note 10a)	1,257,165	782,993	-	(60,326)	-	722,667
Net loss for the year	-	-	-	-	(2,585,661)	(2,585,661)
March 31, 2017	13,337,521	$4,313,931	$1,016,324	$-	$(6,134,941)	$(804,686)

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.

Statements of Cash Flows

(Stated in Canadian Dollars)

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities

Net loss for the period	$(2,585,661)	$(1,913,995)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	17,424	20,198
Stock based compensation (Note 10c)	1,155,982	1,353,336
Extinguishment of debt	544,066	61,052
Impairment of intangible assets	-	15,970
Deferred income tax recovery	-	(7,215)
Change in warrant liability (Note 10b)	(368,957)	-
Shares issued and to be issued for services (Note 10a)	722,668	-
Gain on settlement of debt	4,643
Accretion expense	62,032	12,563
Realized foreign exchange loss	-	3,669
Convertible debt financing	102,612	-

Change in operating assets and liabilities
Prepaid expenses	(18,126)	(9,233)
Accounts receivable	17,103	19,851
Accounts payable	4,269	233,885
Net cash flows used in operating activities	(341,945)	(209,919)

Cash flows from financing activities
Advances from shareholders	159,443	83,665
Common shares issued	-	48,441
Term loan proceeds	40,000	30,000
Convertible notes	140,099	32,288
Warrant exercise proceeds	2,317	12,614
Net cash flows from financing activities	341,859	207,008

Net change in cash	(86)	(2,911)
Cash position - beginning of year	173	3,084

Cash position - end of year	$87	$173

Supplemental Information:

Income taxes paid	-	-
Interest paid	-	-
Common shares and shares to be issued,
issued for conversion of debt		208,764
Common shares issued for debt settlement	1,475,305	-

The accompanying notes are an integral part of these financial statements

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

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

The Company is conducting research through sponsored research agreements with two universities to support development of health products utilizing cannabis and algae oil. The Company’s planned principal operations are the development and sale of health products, design and development of a facility to extract botanical oils, and design, engineering and manufacturing of a proprietary algae cultivation system for the high-volume production of pure contaminant-free algae biomass.

In May 2016, the Company signed a Letter of Engagement with Midtown Partners & Co, LLC to raise additional equity capital to support the implementation of its business plan; an addendum to this agreement was signed on January 17, 2017. See Note 12

The Company filed a Form S-1 Registration Statement with the U.S Securities and Exchange Commission (SEC) as an initial registration of common shares. The registration was declared effective by the SEC on November 21, 2014. The Company’s stock began trading on September 17, 2015.

The Company’s activities are subject to significant risks and uncertainties, including failing to obtain patents and failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of March 31, 2017, the Company has a working capital deficiency of $852,514 (March 31, 2016 - $765,356) and an accumulated deficit of $6,134,941 (March 31, 2016 - $3,723,368). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

2.) Presentation of Financial Statements

Basis of Presentation

The financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 2017 have been included.

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

3.) Summary of Significant Accounting Policies

Going Concern Consideration

Effective April 1, 2016, the Company adopted ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of August 11, 2017. Based on the following, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

3.) Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less. As at March 31, 2017 and 2016 there were no cash equivalents.

Prepaid Expenses

Prepaid expenses consist of services paid, for which the Company has not yet received the benefit.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured reliably. The carrying amount of an asset is derecognized when replaced.

Repairs and maintenance costs are charged to the statements of operations, during the year in which they are incurred.

Depreciation is provided for over the estimated useful life of the asset as follows:

Computer equipment	30% on a declining balance
Production equipment	20% on a declining balance

Leasehold improvements are amortized over the term of the lease or useful life of the improvements, whichever is shorter, which is currently 5 years.

Useful lives and residual values are reviewed and adjusted, if appropriate, at the end of each reporting period. An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

3.) Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets are comprised of patents. Patents represent capitalized legal costs incurred in connection with applications for patents which have a probable future economic benefit. In-process patents are not amortized. All patents subject to depreciation are amortized on a straight line basis over their estimated useful life. The Company regularly evaluates patents and patent applications for impairment or abandonment, at which point the Company charges the remaining net book value to expenses.

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

Stock-based Compensation

The Company uses the fair value based method of accounting for all its stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) ASC 718 “Compensation – Stock Compensation”. The estimated fair value of the options and warrants that are ultimately expected to vest based on performance related conditions, as well as the options and warrants that are expected to vest based on future service, is recorded over the instrument’s requisite service period and charged to stock-based compensation. In determining the amount of options and warrants that are expected to vest, the Company takes into account, voluntary termination behavior as well as trends of actual option and warrant forfeitures. Stock options and warrants which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and re-measured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

3.) Summary of Significant Accounting Policies (continued)

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

The carrying amounts of the Company’s financial instruments including cash, amounts receivable, accounts payable and accrued liabilities, promissory note, term loans, convertible note and advances from shareholders approximate their fair values due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks from these financial instruments.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

3.) Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The Company’s equity-linked financial instruments reflected as warrant liability on the balance sheet represent financial liabilities classified as Level 3 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair values of the warrant liability and derivative liability which are not traded in an active market have been determined using the Black-Scholes option pricing model based on assumptions that are not supported by observable market conditions.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if the financial instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Loss per Share

Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including warrants and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, for the years ended March 31, 2017 and 2016, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

3.) Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The net loss is equivalent to the comprehensive loss for the periods presented.

New Accounting Pronouncements

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance is not expected to have a material impact on the Company’s financial statements.

ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. The guidance is not expected to have a material impact on the Company’s financial statements.

ASU No. 2016-02, Leases (Topic 842), On February 25, 2016, the FASB issued a new standard which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The new guidance will require the asset and liability to be initially measured at the present value of the lease payments in the statement of financial position. The new guidance will also require the company to recognize interest expense on the lease liability separately from the amortization of the right-use-asset for finance leases and recognize a single lease cost allocated on a straight-line basis over the lease term for operating leases, in the statement of comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early application permitted. The Company is currently evaluating this guidance to determine the impact it may have on the Company’s financial statements.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

3.) Summary of Significant Accounting Policies (continued)

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The areas of simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, however, some of the areas for simplification apply only to non-public entities. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period, however, certain requirements apply to the early adoption. The guidance is not expected to have a material impact on the Company’s financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides clarity to preparers on the treatment of eight specific items within an entity’s statement of cash flows. The guidance becomes effective for all public entities in fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption of the guidance, including within an interim period, is permitted. The guidance is not expected to have a material impact on the Company’s financial statements.

ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The guidance becomes effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The guidance is not expected to have a material impact on the Company’s financial statements.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

4.) Equipment and Leasehold Improvements

	March 31, 2017		March 31, 2016
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$3,558	$2,530	$3,558	$2,089
Production equipment	67,367	35,663	67,367	27,738
Leasehold improvements	42,290	27,194	42,290	18,136
Total	$113,215	$65,387	$113,215	$47,963
Net carrying amount		$47,828		$65,252

During the year ended March 31, 2017, the Company recorded total depreciation of $17,424 (2016 - $20,198) which was recorded to depreciation expense on the statements of operations.

5.) Intangible Assets

The Company has patents and patents pending with a cost of $Nil as of March 31, 2017 (2016 – Nil). During the year ended March 31, 2017, the Company reported an impairment of $Nil (2016 - $15,970) with respect to its intangible assets.

6.) Advances from Shareholders and Related Parties

As at March 31, 2017, the Company had received cumulative net working capital advances in the amount of $22,347 (March 31, 2016 - $383,990) from two shareholders who are also officers and directors of the Company. During the year ended March 31, 2017, the two shareholders converted advances and accounts payable of $265,298 and $255,788 into 1,316,173 common shares of the Company. The common shares were valued at $1,065,152 based upon an estimated fair value of USD$0.60 ($0.81) per share at the time of issuance. The difference between the fair market value of the common shares and the carrying value of the advances from shareholders and the amount included in accounts payable was recorded as a loss on extinguishment of related party debt of $544,066.

During the year ended March 31, 2016, advances of $75,846 were settled with 49,371 shares to be issued valued at (USD$1.72) $2.38 per share based on the quoted market value. The total value of consideration provided in exchange for the extinguishment of debt was $117,526, which resulted in a loss on extinguishment of debt of $41,681, which was recorded on the statement of operations.

The advances from shareholders are unsecured, payable upon demand and non-interest bearing.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

7.) Term Loan

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matures on August 28, 2017 and the terms specify a 30% premium to be paid at that time. The 30% premium is recognized as an expense over the term of the loan and is amortized on the statements of operations. During the year ended March 31, 2017 the Company recorded accretion expense of $8,894 (2016 - $nil). The loan was initially scheduled to mature on August 28, 2016 but an extension of three months, followed by a second extension of three months and followed by a further extension to November 30, 2017 was agreed to with the same terms.

On May 6, 2015, the Company agreed to a one year term loan (maturing May 5, 2016) with a family member of an officer. The loan bore interest at 12% per annum paid quarterly. The face value of the loan was $33,000. The carrying value of the loan was recorded net of $3,000 of transaction costs. The term loan plus the accrued interest was settled on December 31, 2015 with 23,094 shares to be issued valued at (USD$1.72) $2.38 per share based on the quoted market value. The total value of consideration provided in exchange for the extinguishment of debt was $54,975, which resulted in a loss on extinguishment of debt of $19,371, which was recorded on the statement of operations for the fiscal year 2016.

8.) Convertible

(a) Promissory Note

On February 14, 2017, the Company issued a promissory note to Salamon Partners LLC (“Salamon”) an arm’s length organization for a principal amount of USD$50,000 ($65,350) at 12% per annum. The net proceeds were USD$47,500 which consisted of the principal amount, net of transaction cost of US$2,500. The principal amount becomes due on August 15, 2017. The outstanding amount may be prepaid at any time at the option of the Company. In the event of a prepayment the penalty rate shall be assessed as follows:

i.) if the prepayment occurs within 60 days of the loan issuance, the prepayment penalty will equal twenty-five (25%) of the principal amount prepaid

ii.) If the prepayment occurs within 60 to 90 days of the loan issuance, the prepayment penalty will equal thirty percent (30%) of the principal amount prepaid

iii.) If the prepayment occurs within 90 to 120 days of the loan, the prepayment penalty will equal thirty-five (35%) of the principal amount.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

8.) Convertible (continued)

(a) Promissory Note (continued)

The holder of the note may, after a period of 180 days, at its sole option, convert the outstanding principal balance and accrued interest of 12% per annum, into the Company’s common shares at a market closing bid discount of 50% if converting at less than 5 days of the average trading volume, 60% if converting at more than 5 days of the average trading volume and 65% if converting at more than 10 days of the average trading volume at maturity.

Due to the variable conversion price associated with this promissory note and the fact that the conversion price is denominated in US dollars whereas the functional currency is the Canadian dollar, the Company has determined that the conversion feature is considered a derivative liability. The value of the embedded conversion feature at the date of issuance was estimated to be $135,510 (2016 - $Nil), which was recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the term of the promissory note.

The Company used the Black-Scholes option pricing model with the following assumptions to estimate the fair value of the derivative liability at the date of issuance:

February 14, 2017
Stock Price	$0.27 USD
Risk free rate	0.80%
Expected volatility	196%
Conversion/Exercise price	$0.095 USD
Expected dividend rate	0%
Expected life (in years)	0.5

The Company’s computation of expected volatility is based on the quoted market close price of the Company’s shares over the period equal to the expected life of the promissory note. The Company’s computation of expected life is calculated using the contractual life.

The discount to the carrying value of the promissory note is being amortized as a non-cash interest expense over the term of the promissory note using the effective interest rate method, at a rate of 213%. During the year ended March 31, 2017, the Company accreted $16,456 (2016 - $Nil) in non-cash accretion expense in connection with the promissory note, which is included in accretion expense on the statements of operations.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

8.) Convertible (continued)

(b) Securities Purchase Agreement and Convertible Note

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

The convertible note matures upon the earlier of successfully raising of at least USD$200,000 or August 18, 2017 and accrues interest at the rate of 10% per annum. The convertible note is convertible following ninety (90) days of the execution of the note, in whole or in part, at GHS’ option into common shares of the Company’s capital stock at a variable conversion price equal to a 38% discount from the lowest trading price in the twenty (20) trading days prior to the day that GHS requests conversion. At no time will GHS be entitled to convert any portion of the convertible note to the extent that after such conversion, GHS (together with its affiliates) would beneficially own more than 4.99% of the outstanding common shares, although GHS can modify this limit to 9.99% of the outstanding common shares.

The convertible note includes customary event of default provisions, and provides for a default interest rate of 20%. The Company has the right at any time prior to May 18, 2017 to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible note in cash at a price ranging from 125% to 135% of the total amount of the convertible note then outstanding.

Due to the variable conversion price associated with this convertible note, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature at the date of issuance was estimated to be $117,807 (2016 $Nil), which was recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the term of the convertible note.

The Company used the Black-Scholes option pricing model with the following assumptions to measure the fair value of the derivative liability at the date of issuance:

November 18, 2016
Stock Price	$0.2 USD
Risk free rate	0.67%
Expected volatility	218%
Conversion/Exercise price	$0.099 USD
Expected dividend rate	0%
Expected term (in years)	0.75

The Company’s computation of expected volatility is based on the market close price of the Company over the period equal to the expected life of the convertible note. The Company’s computation of expected life is calculated using the contractual life.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

8.) Convertible (continued)

(b) Securities Purchase Agreement and Convertible Note (continued)

The discount to the carrying value of the convertible note is being amortized as a non-cash interest expense over the term of the convertible note using the effective interest rate method, at a rate of 144%. During the year ended March 31, 2017, the Company accreted $26,076 (2016 - $Nil) in non-cash accretion expense in connection with the convertible note, which is included in accretion expense on the statements of operations.

On September 2, 2015, the Company entered into a convertible note with an arm’s length third party with a principal amount of USD$25,000 ($32,400). The convertible note matured on September 1, 2016 and accrues interest at the rate of 12% per annum. The convertible note is convertible at any time after six months, in whole or in part, at the holder’s option into common shares of the Company’s capital stock at a variable conversion price equal to a 45% discount from the lowest trading price in the twenty (20) trading days prior to the day that the holder requests conversion. The discount to the carrying value of the convertible note was amortized as a noncash interest expense over the term of the convertible note using the effective interest rate method. During the year ended March 31, 2016, the Company accreted $12,563 (2015 $Nil) in noncash accretion expense in connection with the convertible note, which is included in accretion expense on the statements of operations.

The convertible loan plus the accrued interest was converted into 29,609 common shares on February 17, 2016 at a 45% discount to the market price (USD$0.89) $1.23 based on the terms of the convertible note.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

9.) Derivative Liability

The convertible notes discussed in Note 8 have variable conversion prices which results in the conversion feature being recorded as derivative liabilities.

The fair value of the derivative liabilities are recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations.

The Company used the Black-Scholes option pricing model with the following weighted average assumptions to estimate the fair value of the derivative liability at March 31, 2017:

	March 31, 2017	March 31, 2016
Stock Price	$0.23 USD	NA
Risk free rate	0.75%	NA
Expected volatility	288%	NA
Conversion/Exercise price	$0.087 USD	NA
Expected dividend rate	0%	NA
Expected life (in years)	0.38	NA

The following table represents the Company’s derivative liability activity for the years ended March 31, 2017 and 2016:

	Amount	Amount
	2017	2016
Derivative liabilities balance, beginning of year	$-	$-
Issuance of derivative liabilities during the year	$253,318	$-
Change in derivative liabilities during the year	$7,359	$-
Derivative liabilities balance, end of year	$260,677	$-

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(a) Common Shares (continued)

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

On February 17, 2016, a convertible loan plus accrued interest was converted into 29,609 common shares at USD$0.89 ($1.23 for total consideration of USD$26,500 ($36,419).

On February 25, 2016, 25,000 common share purchase warrants were exercised at USD$0.04 ($0.056) per warrant for total cash proceeds of USD$1,000 ($1,378).

On May 15, 2016, 13,874 shares to be issued to a consulting firm were issued as common shares for services rendered in the amount of USD$22,500 ($31,140) during the year ended March 31, 2016. The amount was recorded as professional fees on the statement of operations during the year ended March 31, 2016.

On May 18, 2016, 44,500 common shares purchase warrants were exercised at USD$0.04 ($0.052) per warrant for total cash proceeds of USD$1,780 ($2,318).

On May 19, 2016, the Company signed a letter of engagement with an agent in connection with proposed placements of up to US$10,000,000 ($13,427,000), which included as part of the fee the issuance of 100,000 common shares as a non-refundable retainer at a value of $101,579 based upon an estimated fair market value of USD$0.78 ($1.02) per share at the time of the agreement (See Note 12). The amount of the retainer has been expensed to professional fees during the year ended March 31, 2017.

On June 22, 2016, 15,264 shares to be issued to a consulting firm were issued as common shares for services rendered in the amount of USD$22,500 ($29,185) during the year ended March 31, 2016. The amount was recorded as professional fees on the statement of operations during the year ended March 31, 2016.

On June 30, 2016, 66,667 common shares were issued to a consultant in settlement of a debt at a value of $64,585 based upon an estimated fair market value of USD$0.75 ($0.97) per share at the time of issuance.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(a) Common Shares (continued)

On June 30, 2016, 250,000 common shares were issued to a consulting firm as a portion of the compensation for services initiated on June 24, 2016 at a value of $201,481 based upon an estimated fair market value of USD$0.62 ($0.81) per share at the date of issue. This amount was expensed during the year ended March 31, 2017 as professional fees on the statements of operations. A second issuance of 250,000 common shares was made on October 17, 2016 at a value of $113,225 based upon an estimated fair market value of USD$0.35 ($0.45) per share at the date of issue and the final issuance of 250,000 common shares was made on October 18, 2016 at a value of $125,766 based upon an estimated fair market value of USD$0.38 ($0.50) per share at the date of issue.

On July 7, 2016, the Company committed to issue 20,000 common shares to a consultant in settlement of a debt at a value of $19,500 (USD$15,000) based upon an estimated fair market value of USD$0.75 ($0.97) per share on that date. These common shares were issued on October 17, 2016.

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

On December 29, 2016, 1,316,173 shares were issued to two officers and directors as consideration for conversion of shareholder advances and accounts payable. See Note 6.

On January 9, 2017, the Company entered into a three month contract with an investor relations firm. The terms of the contract specified a cash payment of USD$10,000 ($13,427) and 50,000 shares of common shares which were issued on January 10, 2017 at a value of $27,000 ($35,733) based upon an estimated fair market value of USD$0.55 ($0.728) per share. The portion applicable to the 9 days in April 2017 has been recorded as a prepaid expense ($4,916) at March 31, 2017.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(a) Common Shares (continued)

On January 10, 2017, 75,000 stock options were exercised at $0.31 per common share for total proceeds of $23,250. The proceeds were used to settle a debt with the consultant who exercised the stock options.

On March 22, 2017, an aggregate of 75,000 shares were issued to three members of management as compensation valued at $29,007 based upon an estimated fair market value of $0.39 (USD$0.29) per share at the date of commitment.

On March 21, 2017, 50,000 common shares purchase warrants were exercised at $0.053 (USD$0.04) on a cashless basis with 39,500 common shares being issued.

Equity to be issued

On April 18, 2016, the Company signed an agreement with a consultant pursuant to which it committed to issue 250,000 common shares of the Company as compensation for services to be rendered over a period of 5 months. Two directors and officers of the Company transferred 250,000 of their personal shares to the consultant and as such the Company has agreed to reimburse the directors and officers for these common shares transferred by issuance of common shares from treasury. The commitment was valued at $86,381 based upon an estimated fair market value of USD$0.27 ($0.35) per share at the date of issue and was expensed during year ended March 31, 2017 as professional fees on the statements of operations. On January 10, 2017, the 250,000 replacement shares were issued.

	Common shares to be issued 2017	Value ($) 2017	Common shares to be issued 2016	Value ($) 2016

Balance, opening	146,603	339,949	-	-
Equity to be issued as management compensation			45,000	107,123
Equity to be issued for services	250,000	86,381	29,138	60,325
Equity to be issued for settlement of debt			72,465	172,501
Equity to be issued, issued	(396,603)	(426,330)	-	-
Balance, closing	Nil	Nil	146,603	339,949

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(a) Common Shares (continued)

Equity Purchase Agreement (“EPA”)

On September 10, 2015 the Company entered into the EPA. The holder of the EPA is committed to purchase up to USD$750,000 worth of the Company’s common shares (the “Put Shares”) over the 12-month term of the EPA. The Company paid to the holder of the EPA a commitment fee for entering into the EPA equal to 50,000 restricted common shares of the Company, valued at $67,195, based on the stock price in the most recent private placement as the Company’s shares had not yet begun to trade on a public market. The EPA expired in September 2016

From time to time over the EPA, commencing on the trading day immediately following the date on which the registration statement covering the resale of the Put Shares (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (the “Commission”), the Company may, in its sole discretion, draw upon the EPA periodically during the term by the Company’s delivery to the holder of the EPA, a written notice requiring the holder to purchase a dollar amount in common shares (the “Draw Down Notice”). The shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the holder on the date of the draw down may not exceed the lessor of (i) 4.99%

of the Company’s outstanding common shares, (ii) USD$62,500 in any 30 days period or (iii) 100% of the aggregate trading volume for the 10 trading days immediately preceding the date of the Draw Down Notice without the prior written consent of the holder. The purchase price per common share purchased under the EPA shall equal 65% of the lowest closing bid for the 10 days immediately preceding the date of the Draw Down Notice. The Registration Statement was filed with the Commission on October 1, 2015 and was declared effective by the Commission on March 3, 2016.

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(b) Warrants

As at March 31, 2017, the following warrants were outstanding:

						Fair Value at
						March 31, 2017
		Number of	Weighted		Grant Date	of Vested
	Number of	Warrants	Average		Fair Value -	Warrants–
Expiration Date	Warrants	Exercisable	Exercise Price		Equity	Liability
June 6, 2017*	22,500	22,500		$1.12	$16,110	$-
December 31, 2017	275,000	50,000	USD $	0.04	-
				$(0.05)		$13,900
January 17, 2022	900,000	900,000	USD $	0.65
				$(0.87)		$222,300
	1,197,500	972,500		$0.68	$16,110	$236,200

* Expired unexercised subsequent to the year-ended March 31, 2017.

i)	During the year ended March 31, 2015, the Company issued 27,500 warrants of the Company valued at $19,290 for services rendered of which 22,500 warrants were granted to an officer of the Company. Each warrant entitled the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance. The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years. The warrants were not exercised by the June 6, 2017 expiry date.

ii)

In connection with a consulting agreement with Connectus, Inc. (see Note 12), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.054) at any time prior to April 1, 2017. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years. On December 27, 2016, the Company extended the agreement and the expiry date of the warrants to December 31, 2017. On January 23, 2017, the Company approved the vesting of 100,000 warrants of which 50,000 were exercised on March 21, 2017. This leaves a balance of 275,000 warrants remaining under the contract of which 50,000 were exerciseable at March 31, 2017.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(b) Warrants

iii)	During the year ended March 31, 2017, the Company issued 900,000 warrants of the Company valued at $566,100 for services rendered. Each warrant entitled the holder to purchase one common share at an exercise price of USD$0.65 ($0.87) for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $566,100 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.09%; expected volatility of 140%; and expected term of 5 years.

For the year ended March 31, 2017, the Company recorded $633,000 (2016 - $Nil) as compensation expense for warrants issued to a consultant for services, plus a market adjustment for the year ended March 31, 2017 of $368,957 (2016 - $171,655). This expense was recorded as professional fees on the statement of operations.

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

The continuity of warrants for the years ended March 31, 2017 and 2016 is as follows:

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, March 31, 2015	940,083	$0.63
Exercised	(230,500)	$0.05
Balance, March 31, 2016	709,583	1.06
Issued	900,000	$0.86
Exercised	(94,500)	$0.05
Expired, unexercised	(317,583)	$2.23
Balance, March 31, 2017	1,197,500	$0.68

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(b) Warrants (continued)

As at March 31, 2017, the fair value of the 1,175,000 (2016 – 381,700) warrants exercisable in US dollars was $298,700 (2016 - $222,803) which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	March 31, 2017	March 31, 2016
Expected dividend yield	0%	0%
Expected volatility	229%	150%
Risk free interest rate	1.03%	0.54%
Expected term	3.85 years	0.99 years

Of this amount, $236,200 (March 31, 2016 - $27,479) was reflected as a liability as at March 31, 2017, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at March 31, 2017.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 14). The Company’s computation of expected volatility during the years ended March 31, 2017 and 2016 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at March 31, 2017 was 695,000 (2016 – 930,000). The weighted average grant date fair value of options granted during the year ended March 31, 2017 was $0.34 (2016 - $2.21). The maximum number of options that may be issued under the plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 2,000,628 as at March 31, 2017 (March 31, 2016 – 1,455,158). The total intrinsic value of options exercised during the years ended March 31, 2017 and 2016 was $43,636 and $nil. As of March 31, 2017, approximately $57,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.49 years.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(c) Stock-based compensation (continued)

During the year ended March 31, 2017, 525,000 options were granted to officers and consultants of the Company. The weighted average exercise price of these options is $0.37. Of this grant, 340,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 85,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date and 100,000 options vested immediately. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The weighted average grant date fair value of these options was estimated as $0.34 using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 154%; expected risk free interest rate of 0.76%; and expected term of 5 years. Of the stock options issued, 100,000 were issued to a consultant of the Company in settlement of debt of $31,000. The proceeds from the exercise of the stock options ($31,000) were applied against the balance outstanding.

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

The Company’s computation of expected volatility during the years ended March 31, 2017 and 2016 is based on the market close price of comparable public entities over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the contractual life.

The following table provides the details of the total share-based payments expense during the years ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016

Employees and directors share-based payments	$342,257	$602,521
Non-employee awards	51,976	99,328
Total	$394,233	$701,849

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

10.) Capital Stock (continued)

(c) Stock-based compensation (continued)

The activities in options outstanding are as noted below:

	Number of	Weighted Average
	Options	Exercise Price
Balance, March 31, 2015	505,000	$1.73
Granted	425,000	$2.43
Balance, March 31, 2016	930,000	$2.05
Forfeited	(660,000)	$2.09
Granted	525,000	$0.37
Exercised	(100,000)	$0.31
Balance, March 31, 2017	695,000	$0.99

The following table presents information relating to stock options outstanding and exercisable at March 31, 2017.

	Options Outstanding		Options Exercisable
		Weighted			Weighted
		Average		Weighted	Average
		Remaining		Average	Remaining
Exercise	Number of	Contractual	Number of	Exercise	Contractual
Price	Options	Life (Years)	Options	Price	Life (Years)
$1.73	185,000	2.71	185,000	$1.73	2.71
$2.43	85,000	3.77	85,000	$2.43	3.77

$0.38	425,000	4.58	134,583	$0.38	4.58

$0.99	695,000	3.98	404,583	$1.38	3.60

For the year ended March 31, 2017, the Company recorded $394,233 (2016 - $701,849) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service. This expense was recorded as stock based compensation on the statements of operations. For the year ended March 31, 2017, the Company recorded a recovery of $393,184 (2016 -$Nil) as a result of stock options forfeited by management, this amount has been netted against stock based compensation on the statements of operations. Additionally, for the year ended March 31, 2017, the Company recorded $782,993 (2016 - $372,709) as professional fees for services rendered related to common shares issued as retainers to consultants.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

11.) Income Taxes

The following table reconciles the income tax benefit at the Canadian statutory rate to income tax benefit at the Company’s effective tax rates.

	2017	2016
Loss before income taxes	$(2,585,661)	$(1,921,210)
Statutory tax rate	26.5%	26.5%
Expected income tax (recovery)	$(685,000)	$(509,000)
Non-deductible items	276,000	143,000
Change in valuation allowance	409,000	358,785
Total income taxes (recovery)	$-	$(7,215)

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases for financial reporting purposes. Deferred tax assets as at March 31, 2017 and 2016 are comprised of the following:

	2017	2016
Net operating loss carry forwards	$961,000	$599,000
Equipment and leasehold improvements	40,000	35,000
Convertible notes	43,000	-
Valuation allowance	(1,044,000)	(634,000)
Net deferred tax asset	$-	$-

The Company has net operating loss carry forwards of approximately $3,626,000 (2016 - $2,262,000) which may be carried forward to apply against future year income for Canadian income tax purposes, subject to final determination by taxing authorities, expiring in the following years:

Expiry
2029	$65,000
2030	83,000
2031	28,000
2032	81,000
2033	91,000
2034	242,000
2035	323,000
2036	1,349,000
2037	1,364,000
Total	$3,626,000

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determined that future taxable profits will be available against which the Company can utilize such deferred tax assets. Tax years 2010 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination. The Company has non-refundable tax credits as at March 31, 2017 of $5,449 (2016 - $5,449) which expire in the year 2031.

12.) Commitments and Contingencies

The Company entered into a five year operating lease for office and production facilities. The lease commenced on December 1, 2013 and expires on November 30, 2018. The base monthly rental is $1,390 plus the Company’s estimated portion of property taxes and operating expenses which are currently $847 per month. The future commitments pursuant to this lease arrangement, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2018	$26,844
2019	$17,896

For the year ended March 31, 2017, occupancy costs related to this lease were $26,390 (2016 – $26,015).

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014, December 31, 2015 and again on December 20, 2016, the Company entered into a consulting agreement with Connectus, Inc. (“Connectus”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. Pursuant to this agreement, the Company agreed to issue to Connectus, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.054) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. During the year ended March 31, 2015, the President of Connectus became a director of the Company. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus as compensation, which has been recorded as professional fees on the statements of operations during the year ended March 31, 2016. On December 27, 2016, the Company extended the contract and expiry date of the warrants to December 31, 2017. On January 23, 2017 the Company approved the vesting of 100,000 warrants. Connectus assigned the warrants to Apollo Marketing, LLC.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

12.)  Commitments and Contingencies (continued)

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

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 15% threshold was reached during the 2017 fiscal year and for the year ended March 31, 2017 a total of $8,125 was accrued and expensed on the statement of operations.

On May 19, 2016, the Company signed a consulting agreement with an agent in connection with proposed placements of up to USD$10,000,000 ($13,427,000) in a combination of equity and or debt of the Company for a term of one year. Consideration payable under the consulting agreement include a non-refundable equity retainer of 100,000 common shares of the Company (see Note 10), a placement fee equal to 8% of the gross purchase price paid for equity of the Company, an administrative fee of 4% of the gross purchase price paid for equity, a placement fee of 4% of the gross purchase price paid for non-convertible debt and warrants to purchase common shares of the Company equal to 8% of the number of shares of common stock issuable by the Company upon exercise or conversion of any and all securities issued at each closing. On January 10, 2017, the Company entered into an addendum to the agreement signed on May 19, 2016 which provided for a grant of 900,000 warrants at an exercise price of USD$0.65 ($0.86) for a period of five years with a cashless exercise option.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

12.) Commitments and Contingencies (continued)

On February 23, 2017 the Company entered into a 3 year sponsored research contract with the University of Waterloo commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $130,000 upon start date of the project, $130,000 on completion of Year 1 and $130,000 on completion of Year 2, plus the Company will make an in-kind contribution valued at $70,000 in each of the 3 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of March 31, 2017, the Company has not made any payments pursuant to this agreement. Subsequent to March 31, 2017, the University of Waterloo issued an invoice for $130,000.

On March 13, 2017, the Company entered into a 4 year sponsored research contract with the University of Western Ontario commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $210,000 upon execution of the agreement, $210,000 on completion of Year 1, $210,000 on completion of Year 2 and $210,000 on completion of Year 3, plus the Company will make an in-kind contribution valued at $62,500 in each of the 4 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of March 31, 2017, the Company has not made any payments pursuant to this agreement.  On July 25, 2017, the payment terms were amended. A payment of $50,000 was made on July 28, 2017. The remaining payments are as follows: $50,000 due on September 1, 2017 and December 1, 2017; $60,000 due on March 1, 2018; $52,500 quarterly starting on April 1, 2018 and ending on January 1, 2021.

On March 27, 2017 the Company entered into a 1-year agreement with Questrade, Inc. an Investment Dealer to provide guidance on the trading of the Company’s securities and guidance with respect to the promotion of the Company. The Company shall pay Questrade a monthly fee in an amount equal to USD$5,500 for consulting services rendered each month of the term.

See also Note 15.

13.) Related Party Transactions

Included in accounts payable and accrued liabilities as at March 31, 2017 is $8,125 (2016 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees. In December 2016, 1,316,173 common shares were issued to the two directors to satisfy the amount of the outstanding debt. See also Notes 6, 10(a), 10(c), and 12.

Amounts receivable from an officer as at March 31, 2017 of $17,656 (2016 - $21,064) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under his employment agreement (See Note 12). The amount receivable is unsecured, non-interest bearing, repayable upon demand and $17,656 (2016 - $Nil) was offset by an allowance for doubtful accounts and expensed on the statements of operations for the year ended March 31, 2017.

Management fees and consulting fees in the amount of $418,875 (2015 - $427,000) were waived by the officers of the Company during the year ended March 31, 2017.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

14.) Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at March 31, 2017, the Company had cash of $87 (March 31, 2016 - $173) to settle current liabilities of $897,442 (2016 - $809,347). All of the Company’s financial liabilities other than the warrant liability of $236,200 (2016 - $27,479), the term loan of $48,894 (March 31, 2016 - $nil), a convertible note of $26,076 (2016 - $nil) and a promissory note of $16,456 (March 31, 2016 - $nil) and derivative liability of $260,677 (2016 - $Nil) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

14.) Financial Instruments (continued)

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at March 31, 2017, the Company held $87 (2016 - $173) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.

(d) Interest rate risk

As at March 31, 2017, the Company does not have any non-fixed interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

(e) Derivative liability – warrant liability

In connection with consulting agreements, the Company granted warrants to purchase up to 1,525,000 common shares of the Company as disclosed in Note 10(b). The warrants have an exercise price of USD$0.04 ($0.054) for Connectus warrants and USD$0.65 ($0.85) for Midtown warrants. The Connectus warrants are exercisable at any time prior to December 31, 2017, and the Midtown warrants are exercisable at any time prior to January 16, 2022. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

	Fair Value at	Fair Value Measurement Using
	March 31, 2017	Level 1	Level 2	Level 3
Derivative liability – Warrants	$236,200	$-	$-	$236,200

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

14.) Financial Instruments (continued)

Derivative liability – warrant liability (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the years ended March 31, 2017 and March 31, 2016:

	Year ended March 31, 2017	Year ended March 31,2016
Balance at beginning of year	$27,479	$364,878
Derivative instruments granted or vested	633,000
Derivative instruments exercised	(55,321)	(509,054)
Change in fair market value, recognized in operations as professional fees	(368,958)	171,655
Balance at end of year	$236,200	$27,479

These instruments were valued using pricing models that incorporate the price of a share of common stock, expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the years ended March 31, 2017 and March 31, 2016.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at March 31, 2017:

	March 31, 2017	March 31, 2016
Number of shares underlying the warrants	1,175,000	381,700
Fair market value of the stock	$0.3061	$0.65
Exercise price	USD$0.5($0.68)	USD$0.10($0.13)
Expected volatility	229%	150%
Risk-free interest rate	1.03%	0.54%
Expected dividend yield	0%	0%
Expected warrant life (years)	3.85	0.99

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

(f) Derivative liability – conversion options

In connection with the Salamon promissory note and the GHS convertible note (Note 8(a) and (b)), the Company has determined that the conversion features are considered derivative liabilities due to the variable conversion prices associated with the notes and the fact that the conversion price is denominated in US dollars whereas the functional currency of the Company is the Canadian dollar.

	Fair Value at	Fair Value Measurement Using
	March 31, 2017	Level 1	Level 2	Level 3
Derivative liability – conversion options	$260,677	$-	$-	$260,677

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (convertible note derivative liability) for the years ended March 31, 2017 and March 31, 2016:

	Year ended March 31, 2017		Year ended March 31, 2016
Balance at beginning of year	$	Nil	$-
Derivative instruments issued		253,318	-
Change in fair market value, recognized in operations as fair value change in derivative liability		7,359	-
Balance at end of year		$260,677	$-

These instruments were valued using pricing models that incorporate the price of a share of common stock, expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the conversion options using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the year ended March 31, 2017 and March 31, 2016.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at March 31, 2017:

	March 31, 2017	March 31, 2016
Stock Price	$0.23 USD	$-
Exercise price	$0.087 USD	-
Expected volatility	188%	-
Risk-free interest rate	0.75%	-
Expected dividend yield	0%	-
Expected term (years)	0.38	-

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2017 and 2016

15.) Subsequent Events

On April 9, 2017 the Company signed a 12 month consulting agreement effective April 15, 2017 with an arm’s length organization, The Eversull Group Inc,. to provide financial public relations, investor, shareholder, press relations and capital search consulting services. Terms of the agreement include the provision of 100,000 restricted shares annually, a minimum monthly retainer of USD$ 2,000 plus a 3% introduction fee for all sources of funding introduced by The Eversull Group Inc. and accepted by the Company.

On April 19, 2017, the Company announced the formation of a joint venture corporation with Avanti Rx Analytics Inc. (ARA) called ADC Biomedical Corp (BIO). The Company would own 96% of the joint venture and ARA would own 4%. It is the intention of the joint venture for BIO to be the preferred purchaser from ARA of all BIO’s and the Company’s products containing algae, hemp oil and cannabis extracted oils. The term of the agreement will continue for a period of 3 years.

On May 8, 2017, the Company signed a consulting agreement with Carter, Terry & Company in connection with the proposed raising of capital in a combination of equity and/or debt of the Company for a term of two years. Consideration payable under the consulting agreement includes a non-refundable equity retainer of 150,000 restricted shares of the Company, a placement fee equal to 10% of the gross proceeds raised less than USD$1,000,000 8% for gross funds raised in excess of USD$1,000,000, plus the equivalent amount of restricted shares equal to 4% of the capital raised divided by the closing price of the stock on the date of close for a period of two years.

Subsequent to March 31, 2017, the Company commenced a private placement of up to USD$500,000 of one-year 12% convertible notes (the “Notes”). The Notes are convertible at the option of the holder into common shares of the Company at a price of USD$0.20 per share, and are subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition to the issuance of the Notes, the Company shall issue to the holders 100,000 three-year common share purchase warrants with an exercise price of USD$0.50 for each USD$25,000 principal amount of Notes purchased. Furthermore, the Company shall issue pro rata to the purchasers of the first USD$100,000 of Notes in the Offering an aggregate of 200,000 common shares as a commitment fee. As of August 11, 2017. the Company had issued USD$100,000 of the Notes.

See Note 10(b) regarding the expiration of warrants subsequent to March 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We have developed documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2017. We plan to progressively implement the written policies and procedures commencing in the immediate future. However, until all of the internal controls and procedures are fully implemented there will continue to be some weaknesses in the system.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations at the present time, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

3.	Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only one independent member. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

4

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of March 31, 2017.

The Company has initiated a program to address the above weaknesses, specifically the Company has implemented a Code of Business Ethics and Conduct policy, an Equal Opportunity policy, a Freedom from Harassment policy, a Substance Abuse policy, a Whistleblower policy and a Fraud policy. While segregation of duties is very difficult in a small company the Company has an internal policy that all major expenditures are collectively approved by the CEO, President and CFO. In addition, the Company has constituted an Audit Committee, consisting of two non-management directors with the Independent Director as the Chair.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the year ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Ramsay	President and Director	57	March 31, 2009
Richard Rusiniak	Chief Executive Officer and Director	68	March 31, 2009
Ross Eastley	Chief Financial Officer and Director	69	February 11, 2011
P. Blair Mullin	Director	63	August 28, 2014
W. Cameron McDonald	Director	51	August 28, 2014

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

Cameron McDonald (BA, BSc, MBA, Finance & Accounting) - Director

Mr. McDonald is currently the CEO of Coldwater Fisheries Inc., a leading Canadian aquaculture company. Prior to joining Coldwater Fisheries Inc. in early 2015, Mr. McDonald was a founder and executive of Global SeaFarms Corporation. From 2004 to 2009, Mr. McDonald was an Investment Banker with Canaccord Adams (now Canaccord Genuity). Canaccord was the number one ranked technology investment banking deal team in Canada in 2006 and 2007 with financings of over $500M on the TSX and AIM capital markets. Mr. McDonald has completed the Chartered Financial Analyst “CFA” program, and passed the Partners, Directors, and Officers Qualifying Exam in 2006.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option based Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Ramsay,	2017	Nil	Nil	$171,525	$22,575	Nil	Nil	$3,025	$197,125
	2016	Nil	Nil	$23,044	$265,680	Nil	Nil	Nil	$288,724
President and Director. (1)	2015	Nil	Nil	Nil	$142,200	Nil	Nil	Nil	$142,200
	2014	N/A	N/A	N/A	N/A	N/A	N/A	$50,000	$50,000

Richard Rusiniak,	2017	Nil	Nil	$171,525	$22,575	Nil	Nil	$3,025	$197,125
	2016	Nil	Nil	23,044	$265,680	Nil	Nil	Nil	$288,724
Chief Executive Officer and	2015	Nil	Nil	Nil	$142,200	Nil	Nil	Nil	$142,200
Director(2)
	2014	Nil	Nil	Nil	Nil	Nil	Nil	$50,000	$50,000

Ross Eastley,	2017	Nil	Nil	$171,525	$18,813	Nil	Nil	$2,074	$192,412
	2016	Nil	Nil	$23,044	$221,400	Nil	Nil	Nil	$244,444
Chief Financial Officer and	2015	Nil	Nil	Nil	$94,800	Nil	Nil	Nil	$94,800

Director(3)
	2014	N/A	N/A	N/A	N/A	N/A	N/A	$20,000	$20,000

(1)	Mr. Ramsay was appointed the President and a Director of our company on March 31, 2009.
(2)	Mr. Rusiniak was appointed the Chief Executive Officer and a Director of our company on March 31, 2009.
(3)	Mr. Eastley was appointed the Chief Financial Officer and Director of our company on February 11, 2011.
(4)	Calculated based on the Black-Scholes model at the grant date.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Paul Ramsay – Employment Agreement as amended changing the salary effectiveness start time.

On March 17, 2014, we entered into an amended employment agreement with Paul Ramsay (the “Ramsay Employment Agreement”), effective in accordance with the schedule for salary effectiveness which follows, this amended the terms of the initial Employment Agreement between Mr. Ramsay and the Company that became effective on July 1, 2014.

The salary is $120,000 per annum, an annual car allowance of $9,000, a contribution to a RRSP to the maximum allowed contribution not to exceed $30,000 per year plus being able to participate in the benefits program made generally available to the Company Employees and Executives.

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1	Effective Monthly Salary %
1.) $100,000	10.0%
2.) $175,000	15.0%
3.) $250,000	25.0%
4.) $375,000	37.5%
5.) $500,000	50.0%
6.) $750,000	62.5%
7.) $1,000,000	75.0%
8.) $1,250,000	87.5%
9.) $1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 15% threshold was reached during the 2017 fiscal year.

2	Termination as a result of change in control then Mr. Ramsay shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service, 100% salary is $120,000 per annum, an annual car allowance of $9,000, a contribution to a RRSP to the maximum allowed contribution not to exceed $30,000 per year plus being able to participate in the benefit programs made generally available to the Company Employees and Executives.

Richard Rusiniak – Employment Agreement as amended changing the salary effectiveness start time.

On March 17, 2014, we entered into an amended employment agreement with Richard Rusiniak (the “Rusiniak Employment Agreement”), effective in accordance with the schedule for salary effectiveness which follows, this amended the terms of the initial Employment Agreement between Mr. Rusiniak and the Company that became effective on July 1, 2014.

The salary is $120,000 per annum, an annual car allowance of $9,000, a contribution to a RRSP to the maximum allowed contribution not to exceed $30,000 per year plus being able to participate in the benefits program made generally available to the Company Employees and Executives.

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1	Effective Monthly Salary %
1.) $100,000	10.0%
2.) $175,000	15.0%
3.) $250,000	25.0%
4.) $375,000	37.5%
5.) $500,000	50.0%
6.) $750,000	62.5%
7.) $1,000,000	75.0%
8.) $1,250,000	87.5%
9.) $1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 15% threshold was reached during the 2017 fiscal year.

2	Termination as a result of change in control then Mr. Rusiniak shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service.

Ross Eastley – Employment Agreement as amended changing the salary effectiveness start time.

On March 17, 2014, we entered into an amended employment agreement with Ross Eastley (the “Eastley Employment Agreement”), effective in accordance with the schedule for salary effectiveness which follows, this amended the terms of the initial Employment Agreement between Mr. Eastley and the Company that became effective on July 1, 2014.

The salary is $100,000 per annum, an annual car allowance of $9,000, plus being able to participate in the benefits program made generally available to the Company Employees and Executives.

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1	Effective Monthly Salary %
1.) $100,000	10.0%
2.) $175,000	15.0%
3.) $250,000	25.0%
4.) $375,000	37.5%
5.) $500,000	50.0%
6.) $750,000	62.5%
7.) $1,000,000	75.0%
8.) $1,250,000	87.5%
9.) $1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 15% threshold was reached during the 2017 fiscal year.

2	Termination as a result of change in control then Mr. Eastley shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Equity
Incentive
								Equity Incentive	Plan Awards:
			Equity Incentive					Plan Awards: Number of	Market or Payout Value of
	Number of	Number of Securities	Plan Awards: Number of Securities		weighted	Number of Shares or Units of	Market Value of Shares of Units of	Unearned Shares, Units or Other	Unearned Shares, Units or other
	Securities Underlying	Underlying Un-	Underlying Unexercised	Option	Average Option	Stock that	Stock that	Rights that	Rights that
	Exercisable	exercisable	Unearned	Exercise	Expiration	have not	Have not	have not	have not
	options	Options	Options	Price	Date	Vested	Vested	Vested	Vested
Name	(#)	(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul Ramsay	40,000	80,000	80,000	$0.38	Note 1	Nil	N/A	Nil	N/A

Richard Rusiniak	40,000	80,000	80,000	$0.38	Note 1	Nil	N/A	Nil	N/A

Ross Eastley	33,333	66,667	66,667	$0.38	Note 1	Nil	N/A	Nil	N/A

1.	If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

The Optionees forfeited all previous options (vested and unvested) awarded previously by the Company on January 4, 2016 and December 11, 2014.

Options Grants in the Fiscal Year Ended March 31, 2017

There were no stock options exercised during the fiscal year ended March 31, 2017 and the stock options granted and held by our executive officers at the end of the fiscal year ended March 31, 2017 is in accordance with the following table.

EXECUTIVE OFFICERS COMPENSATION

	Fees Earned				Non-Equity	Nonqualified Deferred
	Or Paid in Cash	Stock Award	Option Award		Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)		($)	($)	($)(2)	($)
Paul Ramsay	Nil	$171,525	$22,575	(1)	Nil	Nil	$3,025	$197,125
Richard Rusiniak	Nil	$171,525	$22,575	(1)	Nil	Nil	$3,025	$197,125
Ross Eastley	Nil	$171,525	$18,813	(2)	Nil	Nil	$,2074	$192,412

(1)	Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 120,000 stock options to Mr. Paul Ramsay and Mr. Rusiniak as Executive Officers of the Company. The allocation was approved by the Board on October 28, 2016 at an exercise price of $0.38. The options vest as to one third on the date of grant and one third vesting on October 28, 2017 and one third vesting on October 28, 2018. If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

(2)	Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 100,000 stock options to Mr. Eastley as an Executive Officer of the Company. The allocation was approved by the Board on October 28, 2016 at an exercise price of $0.38. The options vest as to one third on the date of grant and one third vesting on October 28, 2017 and one third vesting on October 28, 2018. If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

Re-pricing of Options/SARS

We did not re-price any options previously granted to our executive officers during the fiscal years ended March 31, 2017 and 2016.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the fiscal year ended March 31, 2017, we did not pay any compensation other than the grant of stock options to our directors as disclosed in this 10-K filing, or pursuant to our consulting agreement with Connectus of which P. Blair Mullin is the President.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
P. Blair Mullin	Nil	Nil	$8,865	(1&2)	Nil	Nil	Nil	$8,865
W. Cameron McDonald	Nil	Nil	$8,865	(1)	Nil	Nil	Nil	$8,865

(1)	Pursuant to a Stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 30,000 stock options to Blair Mullin and Cameron McDonald as Directors of the Company. The allocation was approved by the Board on October 28, 2016 at an exercise price of $0.38. The options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date, the expiry date for the options is five years from the date of the grant.

(2)	On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015 and 2016, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. On December 27, 2016, the Company extended the contract to December 31, 2017. In consideration of the contract extension, the Company vested 100,000 warrants from the unvested warrants to Connectus, Inc. as compensation, which has been recorded as professional fees on the statements of operations. Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.055) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 and 100,000 vested on December 27, 2016 with the unvested portion vesting pro-rata for each USD$250,000 ($324,275) raised in an offering, fully vesting upon USD$1,500,000 ($1,945,650) being raised. During the year ended March 31, 2015, the President (P. Blair Mullin) of the Consultant became a director of the Company.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Ramsay President and Director Suite 1005, 58 Marine Parade Drive, Toronto, Ontario, Canada M8V 4G1	4,415,883	28.81%

Richard Rusiniak Suite 1601, 2285 Lake Shore, Building A, Toronto, Ontario, Canada M8V 3X9	4,579,904	29.88%

Ross Eastley Suite 1103, 99 Harbour Square Toronto, Ontario, Canada M5J 2H2	337,871	2.20%

P. Blair Mullin Director 7185 Joshua Rd. Oak Hill, CA 92344	179,500	1.17%

W. Cameron McDonald # 18 – 5010 Sherbrooke Street West Westmont, Quebec Canada H3Z 1H4	90,000	0.59%

Directors and Executive Officers as a Group(1)	9,603,158	62.66%

1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2017. As of March 31, 2017, there were 13,337,521 shares of our company’s common stock issued and outstanding.

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

As at March 31, 2017, the Company had received cumulative working capital advances in the amount of $22,347 (2016 - $383,990) from two shareholders who are also officers and directors of the Company. These advances are unsecured, non-interest bearing and payable upon demand. During the year ended March 31, 2017, the two shareholders converted advances of $265,298 and $255,788 of accounts payable into 1,316,173 common shares of the Company. The common shares were valued at $1,065,152 based upon an estimated fair value of USD$0.60 ($0.81) per share at the time of issuance. The difference between the fair market value of the common shares and the carrying value of the advances from shareholders and the amount included in accounts payable was recorded as a loss on extinguishment of related party debt of $544,066.

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014, December 31, 2015 and again on December 20, 2016, the Company entered into a consulting agreement with Connectus, Inc. (“Connectus”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. Pursuant to this agreement, the Company agreed to issue to Connectus, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.054) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. During the year ended March 31, 2015, the President of Connectus became a director of the Company. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus as compensation, which has been recorded as professional fees on the statements of operations during the year ended March 31, 2016. On December 27, 2016, the Company extended the contract and expiry date of the warrants to December 31, 2017 and Connectus assigned the warrants to Apollo Marketing, LLC. On January 23, 2017, the Company approved the vesting of 100,000 warrants of which 50,000 were exercised on March 21, 2017. This leaves a balance of 275,000 warrants remaining under the contract of which 50,000 were exercisable at March 31, 2017.

Included in accounts payable and accrued liabilities as at March 31, 2017 is $8,125 (2016 - $52,030) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees. This balance is unsecured, non-interest bearing and due on demand.

Amounts receivable from a shareholder as at March 31, 2017 of $17,656 (2016 - $21,064) is owing from a shareholder, who is also a director and officer of the Company for funds advanced under his employment agreement. The amount receivable is unsecured, non-interest bearing and repayable upon demand.

Review, Approval or other transactions with family members – loans, debt conversion, private placement, ratification of transactions with related persons

We have adopted a Code of Business Ethics and Conduct and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by McGovern, Hurley, Cunningham, LLP for the fiscal periods shown.

	Fiscal Year Ended March 31, 2017	Fiscal Year Ended March 31, 2016
Audit Fees	$73,450	$45,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$8,600
Total	$73,450	$54,100

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

The Audit Committee has been recently constituted and will pre-approve all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended March 31, 2017 and 2016. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employee was 0%.

PART IV

ITEM 15. EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibits:

Exhibit No.	Description

3.1(a)	Articles of Incorporation (incorporated by reference from Exhibit 3.1(a) to our Registration Statement on Form S-1 filed on November 19, 2014).
3.1(b)	Articles of Amendment to Change the Corporation Name (incorporated by reference from Exhibit 3.1(b) to our Registration Statement on Form S-1filed on November 19, 2014).
3.1(c)	Articles of Amendment to Eliminate Share Transfer Restrictions and effect Reverse Stock Split (incorporated by reference to Exhibit 3.1(c) from our Registration Statement on Form S-1 filed on November 19, 2014).
4.1	Bylaws (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
4.2	Specimen Stock certificate (incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.1	Employment Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.2	Employment agreement with Paul Ramsay (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.3	Employment Agreement with Ross Eastley (incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.4	Amendment to Employment Agreements with Richard Rusiniak, Paul Ramsay and Ross Eastley
10.5	Lease agreement dated October 29, 2013 with 2725312 Canada Inc. (incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(a)	Advisory Agreement with Connectus Inc. dated March 11, 2014, as amended (incorporated by reference from Exhibit 10.6(a) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(b)	Amendment to Advisory Agreement with Connectus (incorporated by reference from Exhibit 10.6(b) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.7(c)	First Tranche Warrant (initially with Connectus, assigned to Apollo Marketing LLC) (incorporated by reference from Exhibit 10.6(c)) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.7(d)	Second Tranche warrant (initially with Connectus, assigned to Apollo Marketing LLC) (incorporated by reference from Exhibit 10.6(d) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.9(a)	Stock Incentive Plan-2014 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Paul Ramsay (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(c)	Nonqualified Share Option Agreement with Ross Eastley (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(d)	Nonqualified Share Option Agreement with P. Blair Mullin (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(e)	Nonqualified Share Option Agreement with W. Cameron McDonald (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10- Q filed on February 18, 2015).
10.10(b)	Nonqualified Share Option Agreement with Sandra Easley (incorporated by reference from Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.14	Consulting Agreement with Trademasterpro (incorporated by reference from Exhibit 10.14 to our Registration Statement on Form S-1 filed on August 22, 2016).
11.1	Code of Business of Business Ethics and Conduct Policy (incorporated by reference from Exhibit 11.1 to our year End Report on Form 10-K on June 19, 2015).
11.2	Equal Employment Opportunity Policy incorporated by reference from Exhibit 11.2 to our year End Report on Form 10-K on June 19, 2015).
11.3	Freedom from Harassment Policy incorporated by reference from Exhibit 11.3 to our year End Report on Form 10-K on June 19, 2015).
11.4	Substance Abuse Policy incorporated by reference from Exhibit 11.4 to our year End Report on Form 10-K on June 19, 2015).
11.5	Whistleblower Policy incorporated by reference from Exhibit 11.5 to our year End Report on Form 10-K on June 19, 2015).
12.1	Assignment Agreement with RY Capital and GHS Investments, LLC (incorporated by reference to Form 8-K filed June 28, 2016.)
12.2*	Extension of Connectus Agreement
12.3	Consulting Agreement with Tradrerspresss.com
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGAE DYNAMICS CORP.

Date: August 14, 2017	By:	/s/ Richard Rusiniak
Richard Rusiniak
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Cameron McDonald

Signature	Title	Date

/s/ Paul Ramsay	President and Director	August 14, 2017
Paul Ramsay

/s/ Richard Rusiniak	Chief Executive Officer and	August 14, 2017
Richard Rusiniak

/s/ Ross Eastley	Chief Financial Officer and Director	August 14, 2017
Ross Eastley

/s/ Blair Mullin	Director	August 14, 2017
Blair Mullin

/s/ Cameron McDonald	Director	August 14, 2017
Cameron McDonald

