Form 10-Q
period 2017-06-30
Algae Dynamics Corp.
filed 2018-01-10
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X] No

As of January 2, 2018 there were 13,337,521 shares of the issuer’s non-par value common shares issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALGAE DYNAMICS CORP.

Condensed Interim Balance Sheets

(Stated in Canadian Dollars)

(Unaudited)

	As at June 30,	As at March 31,
	2017	2017

ASSETS

Current Assets
Cash	$1,553	$87
Prepaid expenses	74,745	32,878
Amounts receivable, net	13,335	11,963
Total Current Assets	89,633	44,928

Equipment and leasehold improvements, net (Note 3)	43,901	47,828

Total Assets	$133,534	$92,756

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$416,035	$286,792
Advances from shareholders and related parties (Note 4)	29,122	22,347
Promissory note (Note 6a)	48,899	16,456
Term loan (Note 5)	50,796	48,894
Convertible notes (Note 6b and 6c)	67,953	26,076
Derivative liability (Note 7)	217,762	260,677
Warrant liability (Note 8b)	115,555	236,200
Total Current Liabilities	946,122	897,442

Going Concern (Note 1)
Commitments and Contingencies (Note 10)

STOCKHOLDERS’ (DEFICIENCY)

Common stock (Note 8a), no par value, unlimited amount authorized, 13,337,521 issued and outstanding as of June 30, 2017, (March 31, 2017 - 13,337,521)	4,313,931	4,313,931
Additional paid in capital (Notes 8b and 8c)	1,018,406	1,016,324
Equity to be issued (Note 8a)	86,372	-
Accumulated deficit	(6,231,297)	(6,134,941)
Total Stockholders’ (Deficiency)	(812,588)	(804,686)

Total Liabilities and Stockholders’ (Deficiency)	$133,534	$92,756

These condensed interim financial statements are approved by the Directors:

signed “Cameron McDonald”	signed “Blair Mullin”
Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Operations

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	June 30,	June 30,
	2017	2016

OPERATING EXPENSES
Accretion expenses (Notes 5 and 6)	$73,042	$5,897
Application and membership fees	3,406	3,247
Amortization expense (Note 3)	3,927	4,356
Bad debt recovery (Note 11)	(3,270)	-
Business development	422	2,486
Fair value change in derivative liability (Note 7)	(61,047)	-
Foreign exchange gain	(5,056)	-
Interest	2,039	1,045
Management fee (recovery)	(8,125)	-
Occupancy costs	8,315	7,982
Office and general	2,936	1,607
Professional fees (recovery) (Notes 8a, 8b, 8c and 12e)	(16,504)	154,755
Research and development	85,000	1,075
Stock based compensation (Note 8c)	18,192	151,105
Telephone and internet services	3,791	2,857
Travel	5,398	5,025
Total Operating Expenses	112,466	341,437

Net loss before income taxes	112,466	341,437
Deferred income tax recovery	-	-
Net Loss for the Period	$112,466	$341,437

Net loss per common share - basic and diluted	$0.01	$0.04

Weighted average common shares outstanding - basic and diluted	13,337,521	9,728,634

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Stockholders’ Equity (Deficiency)

(Stated in Canadian Dollars)

(Unaudited)

	Common	Common	Additional
	Shares	Shares	Paid in	Equity to	Accumulated	Stockholders’
	Number	Amount	Capital	be Issued	Deficit	(Deficiency)

March 31, 2017	13,337,521	$4,313,931	$1,016,324	$-	$(6,134,941)	$(804,686)

Warrants expired (Note 8b)	-	-	(16,110)	-	16,110	-
Stock based compensation (Notes 8c)	-	-	18,192	-	-	18,192
Shares issued to consultants as compensation for services (Note 8a)	-	-	-	86,372		86,372
Net loss for the period	-	-	-		(112,466)	(112,466)
June 30, 2017	13,337,521	$4,313,931	$1,018,406	$86,372	$(6,231,297)	$(812,588)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Cash Flows

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities

Net loss for the period	$(112,466)	$(341,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,927	4,356
Stock based compensation (Note 8c)	18,192	151,105
Change in warrant liability (Note 8b)	(179,358)	21,783
Shares issued and to be issued for services (Note 8a)	86,372	48,651
Accretion expense	73,042	5,897
Foreign exchange gain	(5,056)	-
Professional fees	(13,898)	-

Change in operating assets and liabilities
Prepaid expenses	(41,867)	3,651
Amounts receivable	(1,372)	254
Accounts payable and accrued liabilities	129,243	15,294
Net cash flows used in operating activities	(43,241)	(90,446)

Cash flows from financing activities
Advances from shareholders	6,775	50,855
Term loan proceeds	-	40,000
Convertible notes	37,932	-
Warrant exercise proceeds	-	2,318
Net cash flows from financing activities	44,707	93,173

Net change in cash	1,466	2,727
Cash position - beginning of period	87	173

Cash position - end of period	$1,553	$2,900

Supplemental Information:

Income taxes paid	$-	$-
Interest paid	-	-
	-	-

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

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

The Company is conducting research through sponsored research agreements with two universities to support development of health products utilizing cannabis, hemp and algae oil. The Company’s planned principal operations are the sale of oil extracted from cannabis oils plus the sale of uniquely formulated health products utilizing cannabis oils, algae oils and hemp oils.

In May 2016, the Company signed a Letter of Engagement with Midtown Partners & Co, LLC to raise additional equity capital to support the implementation of its business plan; an addendum to this agreement was signed on January 17, 2017 and the agreement was extended for one year in August 2017. See Note 10.

On May 8, 2017, the Company signed an additional consulting agreement with Carter, Terry & Company in connection with the proposed capital raise in a combination of equity and/or debt of the Company for a term of two years. See Note 10.

In August 2017, the Company signed a Letter of Intent (LOI) with an authorized licensed producer of cannabis for medical purposes. See Note 13

The Company’s activities are subject to significant risks and uncertainties, including failing to obtain patents and failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

These unaudited condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of June 30, 2017, the Company has a working capital deficiency of $856,489 (March 31, 2017 - $852,514) and an accumulated deficit of $6,231,297 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

2.)	Presentation of Financial Statements

Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended March 31, 2017. These unaudited condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended March 31, 2017, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2017, and the results of its operations for the three month periods ended June 30, 2017 and 2016 and its cash flows for the three month periods ended June 30, 2017 and 2016. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

Estimates

The preparation of these unaudited condensed interim financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period.

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

New Accounting Pronouncements

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance does not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The areas of simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, however, some of the areas for simplification apply only to non-public entities. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The guidance does not have a material impact on the Company’s financial statements.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

3.)	Equipment and Leasehold Improvements

	June 30, 2017		March 31, 2017
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$3,558	$2,607	$3,558	$2,530
Production equipment	67,367	37,249	67,367	35,663
Leasehold improvements	42,290	29,458	42,290	27,194
Total	$113,215	$69,314	$113,215	$65,387
Net carrying amount		$43,901		$47,828

During the three month period ended June 30, 2017, the Company recorded total depreciation of $3,927 (2016 - $4,356) which was recorded to depreciation expense on the condensed interim statements of operations.

4.)	Advances from Shareholders

As at June 30, 2017, the Company had received cumulative net working capital advances in the amount of $29,122 (March 31, 2017 - $22,347) from two shareholders who are also officers and directors of the Company. The advances from shareholders are unsecured, non-interest bearing and payable upon demand.

5.)	Term Loan

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matured on November 30, 2017 and the terms specified a 30% premium to be paid at that time. The 30% premium is recognized as an expense over the term of the loan and is amortized on the statements of operations. During the period ended June 30, 2017 the Company recorded accretion expense of $1,902 (2016 - $5,897). The loan was initially scheduled to mature on August 28, 2016 but an extension of three months, followed by a second extension of three months and followed by a further extension to February 28, 2018 was agreed to with the same terms.

6.)	Convertible Notes

(a)	Promissory Note

On February 14, 2017, the Company issued a promissory note to Salamon Partners LLC (“Salamon”), an arm’s length organization, for a principal amount of USD$50,000 ($65,350) at 12% per annum. The net proceeds were USD$47,500 which consisted of the principal amount, net of transaction cost of US$2,500. The principal amount became due on August 15, 2017. The outstanding amount may be prepaid at any time at the option of the Company. In the event of a prepayment the penalty rate shall be assessed as follows:

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

6.)	Convertible Notes (continued)

(a)	Promissory Note (continued)

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

Due to the variable conversion price associated with this promissory note and the fact that the conversion price is denominated in US dollars whereas the functional currency is the Canadian dollar, the Company has determined that the conversion feature is a derivative liability. The value of the embedded conversion feature at the date of issuance was estimated to be $135,510 (2016 - $Nil), which was recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the term of the promissory note.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

6.)	Convertible Notes (continued)

(a)	Promissory Note (continued)

The discount to the carrying value of the promissory note is being amortized as a non-cash interest expense over the term of the promissory note using the effective interest rate method, at a rate of 213%. During the period ended June 30, 2017, the Company accreted $33,623 (2016 - $Nil) in non-cash accretion expense in connection with the promissory note, which is included in accretion expense on the statements of operations.

Subsequent to the end of the quarter, the promissory note was fully paid at maturity, August 15, 2017. See Note 13.

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

The convertible note includes customary event of default provisions, and provides for a default interest rate of 20%. The Company had the right at any time prior to May 18, 2017 to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible note in cash at a price ranging from 125% to 135% of the total amount of the convertible note then outstanding.

Due to the variable conversion price associated with this convertible note, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature at the date of issuance was estimated to be $117,807 (2016 - $Nil), which was recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the term of the convertible note.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

6.)	Convertible Notes (continued)

(b)	Securities Purchase Agreement and Convertible Note (continued)

The discount to the carrying value of the convertible note is being amortized as a non-cash interest expense over the term of the convertible note using the effective interest rate method, at a rate of 144%. During the period ended June 30, 2017, the Company accreted $35,776 (2016 - $Nil) in non-cash accretion expense in connection with the convertible note, which is included in accretion expense on the statements of operations.

Subsequent to June 30, 2017 the note was fully paid. See Note 13.

(c) Convertible Note

On June 21, 2017, the Company commenced a financing of up to USD$500,000 of one-year 12% convertible notes. The notes are convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and are subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition, the Company shall issue pro rata to the purchasers of the first USD$100,000 of notes an aggregate of 200,000 common shares as a commitment fee. To June 30, 2017, the Company issued USD$50,000 ($66,451) of these notes. The Company also granted 200,000 common share purchase warrants to the holders of the USD$50,000 notes. Each warrant is exercisable into one common share at USD$0.50 ($0.65) for a period of five years.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

6.)	Convertible Notes (continued)

(c) Convertible Note (continued)

Due to the fact that the conversion price and the warrant exercise price are denominated in US dollars whereas the functional currency is the Canadian dollar, the Company has determined that the conversion feature and the warrant are derivative liabilities. The value of the embedded conversion feature at the date of issuance was estimated to be $19,166, which was recorded as a derivative liability as of the date of issuance. The value of the warrant at the date of the issuance was estimated at $27,152, which was recorded as a warrant liability as of the date of issuance. The debt discount is being amortized over the term of the note.

The Company used the Black-Scholes option pricing model with the following assumptions to estimate the fair value of the derivative liability at the date of issuance:

June 21, 2017
Stock price	USD$0.11
Risk free rate	0.91%
Expected volatility	251%
Conversion/Exercise price	USD$0.25
Expected dividend rate	0%
Expected term (in years)	1.0

The Company’s computation of expected volatility is based on the quoted market close price of the Company’s shares over the period equal to the expected life of the convertible note. The Company’s computation of expected life is calculated using the contractual life.

The discount to the carrying value of the convertible note is being amortized as a non-cash interest expense over the term of the convertible note using the effective interest rate method, at a rate of 103%. During the period ended June 30, 2017, the Company accreted $1,741 in non-cash accretion expense in connection with the convertible note, which is included in accretion expense on the statements of operations.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

7.)	Derivative Liability

The convertible notes discussed in Note 6 have variable conversion prices which results in the conversion feature being recorded as derivative liabilities.

The fair value of the derivative liabilities are recorded and shown separately under current liabilities. Changes in the fair value of the derivative liabilities are recorded in the statement of operations.

The Company used the Black-Scholes option pricing model with the following weighted average assumptions to estimate the fair value of the derivative liability at June 30, 2017:

June 30, 2017
Stock price	USD$0.10
Risk free rate	1.09%
Expected volatility	186%
Conversion price	USD$0.06
Expected dividend rate	0%
Expected life (in years)	0.20

The Company’s computation of expected volatility used to estimate the fair value of the derivative liability as at June 30, 2017 is based on the quoted market close price of the Company’s shares over the period equal to the expected term of the conversion feature.

The following table represents the Company’s derivative liabilities activity for the period ended June 30, 2017:

	Three months
	ended	Year ended
	June 30, 2017	March 31, 2017

Derivative liabilities balance, beginning of period	$260,677	$-
Issuance of derivative liabilities during the period	19,166	253,318
Change in derivative liabilities during the period	(62,081)	7,359
Derivative liabilities balance, end of period	$217,762	$260,677

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

8.)	Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

Equity to be issued

On April 9, 2017 the Company signed a 12 month consulting agreement. The terms of the agreement include the provision of 100,000 restricted common shares on signing valued at USD$20,390 ($27,186). See Note10.

On May 8, 2017, the Company signed a consulting agreement with Carter, Terry & Company. The terms of the agreement include a non-refundable equity retainer on signing of 150,000 restricted common shares valued at USD$33,000 ($45,197). See Note 10.

Under the terms of convertible notes issued on June 21, 2017 the Company agreed to issue 100,000 restricted common shares as a commitment fee. See Note 6 (c). This commitment was valued at $13,989 based on the estimated fair market value of the shares as of the date of commitment.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

8.)	Capital Stock (continued)

(a) Common Shares (continued)

Equity to be issued (continued)

Equity Purchase Agreement (“EPA”)

On September 10, 2015, the Company entered into the EPA. The holder of the EPA was committed to purchase up to USD$750,000 worth of the Company’s common shares (the “Put Shares”) over the 12-month term of the EPA. The Company paid to the holder of the EPA a commitment fee for entering into the EPA equal to 50,000 restricted common shares of the Company, valued at $67,195, based on the stock price in the most recent private placement as the Company’s shares had not yet begun to trade on a public market.

On June 23, 2016, the Company agreed in conjunction with RY Capital Group, LLC and GHS Investments, LLC to assign the EPA to GHS Investments, LLC.

The Company has notified the holder of the EPA that the facility will not be utilized.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

8.)	Capital Stock (continued)

(b) Warrants

As at June 30, 2017, the following warrants were outstanding:

					Fair Value at
		Number of	Weighted		June 30, 2017
Expiration Date	Number of Warrants	Warrants Exercisable	Average Exercise Price		of Vested Warrants – Liability
December 31, 2017	275,000	50,000	USD$	0.04
				$(0.05)	$5,050
January 17, 2022	900,000	900,000	USD$	0.65
				$(0.87)	$82,800
June 21, 2017	200,000	200,000	USD$	0.50
				$(0.65)	$27,705
	1,375,000	1,150,000		$0.67	$115,555

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

8.)	Capital Stock (continued)

(b) Warrants (continued)

During the period ended June 30, 2017, the Company issued 200,000 warrants of the Company valued at $27,152 (USD$20,400), pursuant to the financing described in Note 6 (c). Each warrant entitles the holder to purchase one common share at an issue price of USD$0.50 ($0.65) for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $27,152 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: stock price of USD$0.11; expected dividend yield of 0%; risk free interest rate of 1.13%; expected volatility of 221%; and expected term of 5 years. The Company’s computation of expected volatility used to estimate the fair value of the warrants as at June 30, 2017 is based on the market close price of comparable public entities over the period equal to the expected remaining life of the warrants.

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

The continuity of warrants for the period ended June 30, 2017 as follows:

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, March 31, 2017	1,197,500	$0.68
Issued	200,000	$0.65
Expired, unexercised	(22,500)	$1.12
Balance, June 30, 2017	1,375,000	$0.67

As at June 30, 2017, the fair value of the 1,375,000 (March 31, 2017 – 1,175,000) warrants exercisable in US dollars was $139,180 (March 31, 2017 - $298,700) which was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2017	March 31, 2017
Expected dividend yield	0%	0%
Expected volatility	175%	229%
Risk free interest rate	1.33%	1.03%
Expected term	3.97 years	3.85 years

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

8.)	Capital Stock (continued)

(b) Warrants (continued)

Of this amount, $115,555 (March 31, 2017 - $236,200) was reflected as a liability as at June 30, 2017, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at June 30, 2017.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 12). The Company’s computation of expected volatility during the three months ended June 30, 2017 and 2016 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.

The total number of options outstanding as at June 30, 2017 was 695,000 (2016 – 930,000). No options were granted during the three months ended June 30, 2017. The maximum number of options that may be issued under the plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 2,000,628 as at June 30, 2017 (March 31, 2017 – 2,000,628).

The activities in options outstanding are as noted below:

	Number of	Weighted Average
	Options	Exercise Price
Balance, March 31, 2017	695,000	$0.99
Granted	-	$-
Balance, June 30, 2017	695,000	$0.99

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

8.) Capita Stock (continued)

(c) Stock-based compensation (continued)

The following table presents information relating to stock options outstanding and exercisable at June 30, 2017.

	Options Outstanding		Options Exercisable
		Weighted			Weighted
		Average		Weighted	Average
		Remaining		Average	Remaining
	Number of	Contractual	Number of	Exercise	Contractual
Exercise Price	Options	Life (Years)	Options	Price	Life (Years)
$1.73	185,000	2.46	185,000	$1.73	2.46
$2.43	85,000	3.52	85,000	$2.43	3.52
$0.38	425,000	4.33	155,833	$0.38	4.33
$0.99	695,000	3.44	425,833	$1.38	3.35

9.) Income Taxes

The Company has no taxable income under Canadian Federal and provincial tax laws for the three month periods ended June 30, 2017 and 2016. The Company has non-capital loss carryforwards at June 30, 2017 totally approximately $3,702,500, which may be offset against future taxable income. If not used, the loss carryforwards will expire between 2019 and 2037.

10.) Commitments and Contingencies

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

2018 (remaining)	$20,133
2019	$17,896

For the three month period ended June 30, 2017, occupancy costs related to this lease were $6,711 (2016 – $6,525).

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

10.) Commitments and Contingencies (continued)

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

On April 23, 2014, the Company entered into employment agreements with three officers of the Company effective July 1, 2014. The initial contracts contain minimum aggregate commitments of approximately $427,000 per year for three years and additional contingent payments of up to approximately $600,000 in aggregate upon the occurrence of a change of control. The employment agreements were amended whereby any salary from the commencement of the employment agreements has been waived until such a time when the Company is able to raise additional financing. Salaries will be earned and paid at the discretion of the Board.

On May 19, 2016, the Company signed a consulting agreement with an agent in connection with proposed placements of up to USD$10,000,000 ($13,427,000) in a combination of equity and or debt of the Company for a term of one year. Consideration payable under the consulting agreement include a non-refundable equity retainer of 100,000 common shares of the Company , a placement fee equal to 8% of the gross purchase price paid for equity of the Company, an administrative fee of 4% of the gross purchase price paid for equity, a placement fee of 4% of the gross purchase price paid for non-convertible debt and warrants to purchase common shares of the Company equal to 8% of the number of shares of common stock issuable by the Company upon exercise or conversion of any and all securities issued at each closing. On January 10, 2017, the Company entered into an addendum to the agreement signed on May 19, 2016 which provided for a grant of 900,000 warrants at an exercise price of USD$0.65 ($0.86) for a period of five years with a cashless exercise option. On August 15, 2017 the Company extended the contract for an additional year.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

10.) Commitments and Contingencies (continued)

On February 23, 2017, the Company entered into a three year sponsored research contract with the University of Waterloo commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $130,000 upon start date of the project, $130,000 on completion of Year 1 and $130,000 on completion of Year 2, plus the Company will make an in-kind contribution valued at $70,000 in each of the 3 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of June 30, 2017, the Company has not made any payments pursuant to this agreement. The payment schedule has been amended to match the cash flow from the capital raise being undertaken by the Company.

On March 13, 2017, the Company entered into a four year sponsored research contract with the University of Western Ontario commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $210,000 upon execution of the agreement, $210,000 on completion of Year 1, $210,000 on completion of Year 2 and $210,000 on completion of Year 3, plus the Company will make an in-kind contribution valued at $62,500 in each of the 4 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of June 30, 2017, the Company has not made any payments pursuant to this agreement. A payment of $50,000 was made on July 28, 2017. The payment schedule has been amended to match the cash flow from the capital raise being undertaken by the Company.

On March 27, 2017, the Company entered into a one year agreement with Questrade, Inc. an Investment Dealer to provide guidance on the trading of the Company’s securities and guidance with respect to the promotion of the Company. The Company shall pay Questrade a monthly fee in an amount equal to USD$5,500 for consulting services rendered each month of the term. See Note 13.

On April 9, 2017, the Company signed a 12 month consulting agreement effective April 15, 2017 with an arm’s length organization, The Eversull Group Inc, to provide financial public relations, investor, shareholder, press relations and capital search consulting services. Terms of the agreement include the provision of 100,000 restricted shares annually, a minimum monthly retainer of USD$ 2,000 plus a 3% introduction fee for all sources of funding introduced by The Eversull Group, Inc. and accepted by the Company.

On May 8, 2017, the Company signed a consulting agreement with Carter, Terry & Company in connection with the proposed raising of capital in a combination of equity and/or debt of the Company for a term of two years. Terms of the agreement include the issuance of 150,000 restricted common shares on signing (see Note 8(a)) plus future consideration payable under the consulting agreement including a placement fee equal to 10% of the gross proceeds raised less than USD$1,000,000 and 8% for gross funds raised in excess of USD$1,000,000, plus the equivalent amount of restricted shares equal to 4% of the capital raised divided by the closing price of the stock on the date of close for a period of two years.

See also Note 13 with respect to the Questrade, Inc. claim.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

11.) Related Party Transactions

Amounts receivable from an officer in the amount of $3,270 was recovered during the three month period ended June 30, 2017, from an amount of $17,656 previously offset by an allowance for doubtful accounts, leaving a remaining balance in the doubtful account of $14,386.

12.) Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at June 30, 2017, the Company had cash of $1,553 (March 31, 2017 - $87) to settle current liabilities of $946,122 (March 31, 2017 - $897,442). All of the Company’s financial liabilities other than the warrant liability of $115,555 (March 31, 2017 - $236,200), the term loan of $50,796 (March 31, 2017 - $48,894), the convertible notes of $67,952 (March 31, 2017 - $26,076) a promissory note of $48,899 (March 31, 2017 - $16,456), and derivative liability of $217,763 (March 31, 2017 - $260,677) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

12.) Financial Instruments (continued)

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at June 30, 2017, the Company held $1,553 (March 31, 2017 - $87) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Certain of the Company’s debt obligations are denominated in U.S. dollars. Management does not hedge its foreign exchange risk.

(d) Interest rate risk

As at June 30, 2017, the Company does not have any non-fixed interest-bearing debt. Management believes that the interest rate risk concentration with respect to financial instruments included in assets and liabilities has been reduced to the extent presently practicable.

(e) Derivative liability – warrant liability

In connection with consulting agreements, the Company granted warrants to purchase up to 1,175,000 common shares of the Company as disclosed in Note 8(b). The warrants have an exercise price of USD$0.04 ($0.052) for Connectus warrants, USD$0.65 ($0.85) for Midtown warrants and USD$0.50 ($0.65) for the investment place in June 2017. The Connectus warrants are exercisable at any time prior to December 31, 2017, the Midtown warrants are exercisable at any time prior to January 16, 2022 and the warrants for the investment undertaken in June are exerciseable prior to June 21, 2022. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

	Fair Value at	Fair Value Measurement Using
	June 30, 2017	Level 1	Level 2	Level 3
Derivative liability – Warrants	$115,555	$-	$-	$115,555

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

12.) Financial Instruments (continued)

(e) Derivative liability – warrant liability (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2017 and March 31, 2017:

	Three months
	ended	Year ended
	June 30, 2017	March 31, 2017
Balance at beginning of year	$236,200	$27,479
Derivative instruments granted or vested	27,152	633,000
Derivative instruments exercised	-	(55,321)
Change in fair market value, recognized in operations as professional fees	(147,797)	(368,958)
Balance at end of period	$115,555	$236,200

See Note 8 (b)

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

12.) Financial Instruments (continued)

(f) Derivative liability – conversion options

In connection with the Salamon promissory note and the convertible notes (Notes 6(a), (b) and (c)), the Company has determined that the conversion features are considered derivative liabilities due to the variable conversion prices associated with the notes and the fact that the conversion price is denominated in US dollars whereas the functional currency of the Company is the Canadian dollar. See Note 7.

	Fair Value at	Fair Value Measurement Using
	June 30, 2017	Level 1	Level 2	Level 3
Derivative liability – conversion options	$217,762	$-	$-	$217,762

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (convertible note derivative liability) for the periods ended June 30, 2017 and March 31, 2017:

	Three months ended	Year ended
	June 30, 2017	March 31, 2017
Balance at beginning of period	$260,677	$ Nil
Derivative instruments issued	19,166	253,318
Change in fair market value, recognized in operations as fair value change in derivative liability	(62,081)	7,359
Balance at end of period	$217,762	$260,677

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

13.) Subsequent Events

On April 19, 2017, the Company announced plans to form a joint venture corporation with Avanti Rx Analytics Inc. (ARA). The Company would own 96% of the joint venture and ARA would own 4%. As a result of signing the letter of Intent with Bonify on August 10, 2017 (details provided below) the Company will not be proceeding with the joint venture.

During the quarter ended June 30, 2017, the Company commenced a financing of up to USD$500,000, see Note 6 (c). The convertible notes include a provision that if the Company raises additional funds under more favourable terms during the life of the convertible note, then the more favourable terms will apply. The Company did raise $358,000 under more favourable terms, see details below, convertible notes.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

13.) Subsequent Events (continued)

On August 8, 2017, the Company signed a non-binding Letter of Intent (LOI) with 6779264 Manitoba Ltd dba Bonify (“Bonify”). Bonify is a licensed producer, pursuant to the Access to Cannabis for Medical Purposes Regulations in Canada. In the LOI the Company and Bonify have outlined the following:

i)

The purchase and installation of cannabis oil extraction equipment with an estimated cost of $1,450,000 to be jointly agreed upon by the Company and Bonify with the equipment being located in Bonify’s facility. At the end of the agreement, full right and title to the equipment would be assigned to Bonify;

ii)	The processing of cannabis material supplied by Bonify and other licensed producers in the oil extraction facility;

iii)	The supply of cannabis oil and algae omega-3 oils to The University of Waterloo and University of Western Ontario to support the sponsored research agreements that the Company has in place with the two universities (See Note 10);

iv)

The sharing of direct expenses, and, after adjustment for the market value of cannabis material supplied by Bonify and third parties, sharing of revenues from the sale of cannabis oil and algae-cannabis oil products; and

v)	The negotiation of a definitive agreement no later than September 30, 2017. The definitive agreement is still being negotiated.

Convertible Notes

Subsequent to June 30, 2017, the Company raised a total of USD$408,000 ($520,160) through the issue of convertible notes. The convertible notes, totalling USD$358,000 have a maturity of 60 days, an interest rate of 10%, a conversion price of USD$0.07 per share if the price on or around 15 days before maturity is less than US$0.10 or USD$0.10 per share if the closing price per share is USD$0.10 or above at the conversion dates. For the initial convertible note issued on July 25, 2017, of USD$50,000, the Company committed to issue 100,000 common shares as a commitment fee, the maturity is twelve months from the issue date, the interest rate is 12%, plus the Company granted 200,000 common share purchase warrants. . Each warrant is exercisable into one common share at USD$0.50 ($0.65) for a period of five years. See Note 6(c).

Part of the proceeds from the convertible notes has been used to repay the convertible notes payable to Salamon Partners LLC and GHS Investments. See Notes 6(a) and (b).

See Note 10 for the $50,000 payment made to the University of Western Ontario.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

June 30, 2017 and 2016

13.) Subsequent Events (continued)

On August 15, 2017, the Company engaged a Canadian firm, Kernaghan and Partners Ltd. (the Agent) a fully regulated full service brokerage firm to conduct a capital raise in the Canadian market. In consideration of the services to be rendered the Agents shall receive on the closing date of the offering;

i)	a work fee of $25,000;

ii)	cash commission (the “Agency Fee”) of 6% of the gross proceeds from the sale of common shares pursuant to the offering, except for sales to persons on the “President’s List”, in respect of which the commission shall be reduced to 2% of the gross proceeds received from such persons;

iii)	broker warrants entitling the Agent to purchase, equal to the issue price, the number of common shares that is equal to 6% of the number of common shares sold pursuant to the offering, except for sales to persons on the “President’s List”, in respect of which the broker warrants shall entitle the Agent to purchase the number of common shares that is equal to 2% of the number of common shares sold to such persons. The broker warrants shall have a term of 2 years and an exercise price equal to the offering price of the common shares.

On October 24, 2017, the Company was named in Small Claims Court entitled Questrade, Inc. versus Algae Dynamics Corp. (the “Claim”).  The Claim seeks payment of $25,000 for payments allegedly owed under a Consulting Agreement with the Company in which Questrade was to provide certain financial advisory services.  The Company has filed a general denial of liability on the basis that services were not provided or alternately disputing the amount claimed. A hearing date of February 6, 2018 has been set.

Grant award

The Company, as the industry partner, is a participant in a Project Grant of up to $400,000 from the Mitacs Accelerate program, that will be delivered directly by Western University through eligible internships. The financial contribution by the Company which is $180,000 for this grant is part of the funding included in the research agreement the Company signed with the university and announced on March 13, 2017. To-date the Company has paid the initial of six installments to Mitacs, with the remaining installments being invoiced throughout the duration of the project. The balance of the $400,000 award ($220,000) will be provided by Mitacs. The project started on December 1, 2017 and is scheduled to operate for two (2) years. The extent of the announced award from Mitacs of $400,000 to be paid directly to the university is dependent on the funding provided by the Company and on the number of interns actually employed in the project.

On November 8, 2017, the Board approved the grant of 850,000 stock options for common shares to directors and officers of the Company (800,000) and external counsel (50,000). In addition, the Board approved the award of an aggregate of 1,050,000 common shares to three management personnel for services rendered, plus the Board cancelled an aggregate of 600,000 common shares awarded in a prior period to the three management personnel.

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

This Form 10-Q should be read in conjunction with the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended March 31, 2017, including the notes thereto and the risk factors identified therein. Quarterly results are not necessarily indicative of full-year results.

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

Sponsored Research Programs

In order to support our new mission, we engaged two prominent Canadian universities to provide research and product development in the use of extracts from cannabis oil and algae oil in the context of cancer, and the development of novel pharmacotherapies for mental health, as follows:

●	Dr. Jonathan Blay, PhD, FRSB, FIBMS, Csci, CBiol (Professor of Pharmacy, University of Waterloo, Professor of Pathology, Dalhousie University), the University of Waterloo – to perform research and product development on cannabis oil and its constituents in the context of the development and treatment of the colorectum, pancreas, breast and prostate cancers.

●	Dr. Steven Laviolette, BSc, PhD (Addiction Research Group, Dept. of Anatomy & Cell Biology, Dept. of Psychiatry, Canadian Institute for Military and Veterans Health Research), University of Western Ontario - to perform research and product development on cannabis oil and its constituents in the context of depression, post-traumatic stress disorder, anxiety and schizophrenia.

Each research program is a sponsored research program in which the Company pays an agreed amount to each university and in return receives the benefits of the research and the right to acquire the associated intellectual property, based on an agreed fixed payment with no ongoing royalties. The sponsored programs run for three years at the University of Waterloo, at a cost of $600,000 over the three-year life, and for four years at University of Western Ontario, at a cost of $1,000,000 over the life of the program.

Collaboration and Supply Agreement

We have entered into a letter of intent with 6779264 Manitoba Ltd dba Bonify (“Bonify”) that will provide the Company with several important benefits. We and Bonify have agreed to work together in good faith to finalize definitive documents in a timely manner. Bonify currently holds a Cultivation License pursuant to the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) in Canada with the capability to grow multiple strains of cannabis in its state of the art 320,000 square foot facility. In the letter of intent, we and Bonify agree as follows:

●	The purchase and installation of cannabis oil extraction equipment with an estimated cost of $1,450,000 to be jointly agreed upon by the Company and Bonify with the equipment being located in Bonify’s facility. At the end of the agreement, full right and title to the equipment would be assigned to Bonify;

●	The processing of cannabis material supplied by Bonify and other licensed producers in the oil extraction facility;

●	The supply of cannabis oil and algae omega-3 oils to The University of Waterloo and University of Western Ontario to support the sponsored research agreements that the Company has in place with the two universities (See Note 10);

●	The sharing of direct expenses, and, after adjustment for the market value of cannabis material supplied by Bonify and third parties, sharing of revenues from the sale of cannabis oil and algae-cannabis oil products; and

●	The negotiation of a definitive agreement no later than September 30, 2017. The definitive agreement is still be negotiated.

We believe that this relationship is the fastest and surest path to revenues and profits for the Company as the Company will be installing and operating the equipment at the Bonify facility. The term of the agreement is for 3 years from commencement of operations and may be extended by mutual agreement. Should the agreement not be extended we agree to transfer title to the equipment to Bonify. Bonify is currently in the process of obtaining its Sales License to sell cannabis-related products such as cannabis oil. The key benefits of the agreement to the Company are 1) the ability to supply cannabis oil to The University of Waterloo and University of Western Ontario for research purposes, and 2) the potential for a pathway to revenues much faster than if we simply applied for our own licenses. Our current target for commencement of operations is the fourth quarter after completion of necessary financing.

Achievement of revenue for the Company under the licensing regime of Health Canada

Stage 1- Collaboration with an authorized Licensed Producer

While we believe that our agreement with Bonify, when fully operational, provides us with a pathway to revenues in the near-term, we also intend to apply for our own licenses – both a Cultivation License and a Sales License.

The Cultivation License allows the holder to:

●	possess, produce, provide, ship, deliver, transport and destroy dried cannabis or cannabis oil;

●	possess, produce, and destroy cannabis in its natural form, other than marijuana or cannabis oil, for the purpose of producing cannabis oil; and

●	possess and destroy cannabis, other than marijuana or cannabis oil, for the purpose of conducting in vitro testing that is necessary to determine the cannabinoid content of marijuana or cannabis oil.

The Sales License allows the holder to sell dried marijuana and cannabis oil to:

●	a client of the Company or an individual who is responsible for the client;

●	a hospital employee, if the purpose is in connection with their employment;

●	another Licensed Producer;

●	a Licensed Dealer;

●	the Minister of Health; and

●	a person to whom an exemption relating to the substance has been granted under section 56 of the Controlled Drugs and Substances Act (CDSA).

The Cultivation Licence will also allow the Licensed holder to apply for an import permit to import dried marijuana cannabis as described by the ACMPR. The Cultivation Licence will also allow the Licensed holder to apply for an export permit to export dried marijuana or cannabis other than marijuana or cannabis oil, for the purpose of conducting in vitro testing that is necessary to determine the cannabinoid content of marijuana or cannabis oil. Last, the Cultivation Licence will allow the Licensed holder to ship dried marijuana or cannabis oil to a health care practitioner in the case referred to in subparagraph 130(1)(f)(iii) of the ACMPR.

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

Capital Requirement

In order to execute on our strategy as described above, we estimate an initial capital requirement of US$2.5 million to support activities over the following twelve months, including the following:

●	Payment to the universities to support the sponsored research programs;

●	Application to Health Canada for licensing under the ACPMR;

●	Purchase and installation of oil extraction equipment at Bonify’s facility; and

●	Working capital to support ongoing operations.

We have engaged Kernaghan and Partners, a registered full service brokerage firm in Toronto, and Midtown Partners & Co LLC, a registered broker/dealer in New York, to assist with raising the required capital.

Stage 2- Achievement of Licensed Producer status.

As part of the longer term strategy the Company will be submitting an application to become an Authorized Licensed Producer of Cannabis for Medical Purposes.

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

The Licensed Producer’s first crop of marijuana will be inspected to establish whether the marijuana meets the Licensed Producer’s specified quality control standards and the Good Production Practices set out in Subdivision D of the ACMPR. Only once Health Canada is satisfied the Licensed Producer meets the requirements of the ACMPR will a licence be amended to allow sale to the public.

Statutory Reporting Requirements

With respect to the management and administration of the Company, the ACMPR will require that:

(a)	In order to confirm any information submitted in support of an application for a licence or an amendment or renewal of a licence, an inspector may, at a time during normal business hours and with the reasonable assistance of the Company, inspect the site in respect of which the application was made.

(b)	If the Company experiences a theft of cannabis or an unusual waste or disappearance of cannabis that cannot be explained on the basis of normally accepted business activities, the Company must report the occurrence to a member of a police force within 24 hours after becoming aware of it and provide a written report to the Minister within 10 days after becoming aware of the occurrence.

(c)	The Company apply for and obtain the Minister’s approval before making a change involving the replacement or the addition of (i) the senior person in charge, (ii) the responsible person in charge and, if applicable, the alternate responsible person in charge, (iii) an officer or director, or (iv) an individual authorized to place an order for cannabis on behalf of the licensed producer.

(d)	The Minister be notified not later than five days after the event, if a person ceases to be an officer or director of the Company.

(e)	The Minister be notified not later than the next business day if the responsible person in charge of the Company ceases to carry out their duties and there is no person designated as an alternate responsible person in charge.

(f)	The Company notify the Minister, within five days after such change, of any change to the method used for keeping records or the telephone number, the facsimile number, or the email address for the Company’s site or each building within the site where the activities are conducted under the Cultivation Licence or the Sales Licence.

With respect to future clients of the Company and proposed products sold by the Company if granted the Licences, the ACMPR requires that:

(a)	In respect of fresh or dried marijuana or cannabis oil sold by the Company, the Minister be provided with a case report for each serious adverse reaction to the substance within 15 days after the day on which the Licensed Producer becomes aware of the reaction.

(b)	The Company annually prepare and maintain a summary report that contains a concise and critical analysis of all adverse reactions to fresh or dried marijuana or cannabis oil sold by the Company that have occurred during the previous 12 months (the serious adverse reaction reports and annual summary reports must be retained for a period of 25 years after the day on which they were made).

(c)	The Company report any new dried marijuana equivalency factor determined under section 79 of the ACMPR, and the method used to determine it, at least 10 days before the Company sells fresh cannabis, dried marijuana or cannabis oil, in respect of which the label referred to in section 84 or 88 of the ACMPR indicates the new factor, to a client.

(d)	The Company, if provided with the given name, surname, date of birth and gender of an individual by a member of a Canadian police force who requests information in the course of an investigation under the CDSA or the ACMPR, verify in a reasonable manner that the person requesting the information is a member of a Canadian police force. If the person is verified as a member of a Canadian police force, the Company must provide as soon as feasible, within 72 hours after receiving the request, the following information to that Canadian police force:

●	an indication of whether or not the individual is one of the Company’s clients or an individual who is responsible for one of the Company’s clients,

●	in the case of a Company client, whether the client is registered with the Minister under Part 2 of the ACMPR and, if so, whether the client’s registration with the producer is for the purpose of obtaining an interim supply of fresh or dried marijuana or cannabis oil, marijuana plants or seeds, or both, and

●	the daily quantity of dried marijuana that is specified in the medical document supporting the client’s registration or that is specified in that individual’s registration with the Minister made under Part 2 of the ACMPR.

(e)	The Company provide the Minister with any information that the Minister may require in respect of the records, documents and information referred to in Division 2 of the ACMPR, in the form and at the times that the Minister specifies.

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

Legal access to medicinal cannabis or medical marijuana has been a gradual and regulated process in Canada, which started as early as 1999 with the granting of exemptions under the Controlled Drugs and Substances Act (Canada). Following successful court actions in which patients reliant on medical marihuana won legal recognition of their rights to access marihuana as a medicine, the Federal Government implemented the Marihuana Medical Access Regulations (MMAR) in 2001. The MMAR created an initial regime for individuals with a prescription from their health care practitioner in the required form, to possess and use medical marihuana which they grew themselves, or which they purchased from designated producers or a Health Canada supplier.

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

According to Health Canada, more than 167,000 patients had enrolled with Licensed Producers under the ACMPR regime by March 31, 2017. Health Canada also indicates that, as of March 31, 2017, the average amount of dried marihuana for medical purposes authorized per client was 2.4 grams per day. For further information, see the Health Canada website at:

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

Recent Canadian developments on the process for the legalization of cannabis.

Task Force Report

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

Legislation introduced to Parliament by the Government of Canada in April 2017

The Government of Canada has introduced Bill-45 (Cannabis Act) which is an Act respecting cannabis and to amend the Controlled Drugs and Substances Act, the Criminal Code and other Acts.

The proposed Cannabis Act would create a strict legal framework for controlling the production, distribution, sale and possession of cannabis across Canada.

The Act seeks to:

●	restrict youth access to cannabis

●	protect young people from promotion or enticements to use cannabis

●	deter and reduce criminal activity by imposing serious criminal penalties for those breaking the law, especially those who import, export or provide cannabis to youth

●	protect public health through strict product safety and quality requirements

●	reduce the burden on the criminal justice system

●	provide for the legal production of cannabis to reduce illegal activities

●	allow adults to possess and access regulated, quality controlled legal cannabis

●	enhance public awareness of the health risks associated with cannabis

The current program for accessing cannabis for medical purposes would continue under the new Act. Cannabis will remain illegal as the bill moves through the legislative process. If it is approved by Parliament, the bill could become law with a target date of no later than July 2018.

Current Status of the legislation

In a statement by Prime Minister Justin Trudeau reported by the Toronto Star on Monday June 19, 2017, the Prime Minister stated - The federal government is staying firm on its plan to legalize marijuana by next summer, even if it has to “backstop” provinces that aren’t ready to distribute cannabis or tax it. Worries about the readiness for legalization were aired Monday when a meeting of federal and provincial finance ministers ended with no clear agreement on a coordinated strategy to tax cannabis or even on the principles to guide how it should be taxed. Indeed, behind the scenes several provinces appealed to Ottawa to delay legalization to provide more time to prepare the myriad law enforcement and health moves required by the change. But Ottawa won’t budge on its deadline to legalize marijuana by July 2018, a fact Prime Minister Justin Trudeau made clear Monday. “We gave everyone lots of time,” Trudeau said on Parliament Hill. “We’ve been working for a long time with all the provinces, with municipalities. It is time to move on.” Federal Finance Minister Bill Morneau says the approaching deadline to legalization should spur the work necessary to make it a reality. “We know that to get things done, we need to set a timeline. That’s exactly what we’ve done,” Morneau told reporters after the meeting.

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

While we are aware of developments in the United States regarding the liberalization in certain states regarding recreational and medicinal marijuana, continuing legal uncertainty has led management to focus exclusively on the Canadian market.

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

According to Health Canada, there are currently 54 Licensed Producers in total and of these, just over 30 hold Sales Licenses. For further information, see the Health Canada website at: http://www.hc-sc.gc.ca/dhp-mps/marihuana/info/list-eng.php

Cannabinoids and Omega-3

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

Research/Expertise:

Dr. Laviolette’s research interests explore the interface between neurobiology, psychology and emotion by using an integrative combination of in vivo neuronal electrophysiology and behavioral neuropharmacology. At the general level, Dr. Laviolette is interested in exploring the neurobiological mechanisms that control how the brain processes emotionally salient information and how disturbances in these basic neural processes may lead to disorders such as addiction and schizophrenia

Dr. Laviolette’s investigations into the neurobiology of addiction have focused on nicotine and opiates, both of which represent highly addictive substances and act on pathways in the brain that control reward, motivation and learning. Dr. Laviolette’s research group has characterized and identified specific regions in the mammalian brain that control the ‘switch’ from the non-addicted state, to the addicted state following exposure to drugs of abuse. Their ongoing research seeks to precisely define and identify the neurobiological mechanisms that control the addiction process at the behavioral, molecular and single neuron levels of analysis.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have not begun s to commercialize our products. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price. These circumstances raise substantial doubt as to the ability of the company to meet its obligations as they come due and accordingly, the appropriateness, ultimately, of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

We continue to rely on advances, sale of equity, short term bridge loans to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of the bridge financing that is currently being completed and advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end of January 2018. The Company is currently undertaking a raise via private placement or direct offering to the public of equity in our Company in order to fund operations going forward.

The Company is projecting that $2 to $3 Million is required to implement the first phase of the business plan. The initial funding is expected to be comprised of a combination of debt and equity.

The financing will provide working capital for the Company to execute its long term plan as well as the purchase and installation of the oil extraction equipment at the Bonify facility in order to facilitate the generation of revenue.

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

For the three months ended June 30, 2017 and 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have not begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At June 30, 2017, we had an accumulated deficit of $6,231,297. For the quarters ended June 30, 2017 and 2016, we had a net loss attributable to common stockholders of $112,466, and $341,437, respectively. The more significant expenditures decreased include professional fees which decreased by $171,259 and stock based compensation which decreased by $132,913 during the 3 month period ended June 30, 2017 compared to June 30, 2016. As a result of the Company being in a loss position, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all. These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations

Revenues

We had no revenues for the three months ended June 30, 2017 and 2016 respectively.

Operating Expenses

The operating expenses decreased in the three month period ended June 30, 2017 $112,466 compared to the same period of 2016 $341,437. This substantial decrease was a result of decreases in professional fees and stock based compensation and the scaling back of operations pending the receipt of financing to continue the business plan. Upon receipt of financing we expect our operating expenses to increase substantially as operating activities are appropriately funded.

Other Expenses

Nil

Net Loss

The Company recognized a net loss of $112,466 for the three month period ended June 30, 2017 as compared to a net loss of $341,437 for the same period of 2016. A number of initiatives have been accomplished during the three month period:

●	On April 15, 2017 the Company engaged The Eversull Group to provide assistance with the communication to shareholders.

●

On April 19, 2017 the Company signed a joint venture agreement with ARA – Avanti Rx Analytics Inc. (ARA) to provide cannabis extraction services. With the signing of the letter of Intent with Bonify the Company will not be proceeding with the ARA joint venture initiative.

●

On May 8, 2017 the Company signed a Memorandum of Understanding (MOU) with Bonify for Strategic Collaboration, Material Supply and Product Marketing. Subsequent to the end of the quarter on August 8, 2017 , the MOU was turned into a Letter of Intent to complete a definitive agreement by September 30, 2017; however, the negotiations are still in process.

46

●

On May 8, 2017 the Company engaged Carter, Terry and Company an Atlanta based firm to act as a Financial Advisor and Placement Agent to raise capital. Subsequent to the end of the quarter the Company strategically decided to initiate the process to raise capital in the Canadian market as well the intent is to submit an application to be listed on the Canadian Securities Exchange. In order to facilitate this process the Company engaged a registered Toronto based broker dealer to assist with this this process. On August 15, 2017 the Company signed an engagement letter with Toronto based Kernaghan and Partners Ltd. a registered full service broker dealer to assist with the capital raise in the Canadian market

●	On June 19, 2017, the Company signed a three month contract with Network News Wire to increase brand awareness, to be more transparent and to educate our shareholders about the benefits of cannabis and algae oils for health.

●

During the quarter the Company initiated a capital raise for bridge financing to meet the Company’s immediate cash flow requirements until the longer term capital raise being undertaken by Kernaghan and Partners Ltd. takes place. During the quarter USD$50,000 was raised under a bridge financing program and subsequent to the end of the quarter a further USD$408,000 (C$520,160) has been raised.

●	Subsequent to the end of the quarter a portion of the bridge financing was utilized to pay the initial $50,000 to Western University under the terms of the sponsorship agreement.

Liquidity and Capital Resources

Net cash used by operating activities was $43,241 and $90,446 for the three month periods ended June 30, 2017 and 2016, respectively. The Company had a working capital deficiency of $856,489 as of June 30, 2017 compared to $852,514 as of March 31, 2017. While the Company continues to incur substantial operating losses, a substantial portion of the operating losses reflect expenses which have been satisfied through the issuance of shares.

Furthermore, given the cash shortages the Company has delayed paying trade creditors and professionals pending receipt of expected funds from financing activities.

We do not at present have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to the amount required to fund our present operation. When the agreement is completed with Bonify (as discussed under Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations subsection Collaboaion and Supply Agreement) there will be a potential commitment up to $1,450,000 for capital purchases. In addition, the Company has a commitment to pay under the terms of the Sponsored Research Programs ($340,000 annually), as referenced under Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations. The universities have agreed to match the payments under the sponsored research agreements to the cash flow from the cash flow from the capital raise currently being undertaken by the Company.

Convertible Note Issued to Teewinot Life Sciences Corporation

●

Effective as of October 27, 2017, the Registrant entered into a definitive Note Purchase Agreement with Teewinot Life Sciences Corporation (“Teewinot”) pursuant to which Teewinot invested USD$250,000 in the Registrant in the form of a 10% Senior Convertible Note (the “Note”). The Note converts into common shares automatically on the 45th day after issuance at USD$0.10 per share; provided that if the closing price of the common shares on December 11, 2017 is less than USD$0.10 the then conversion price is adjusted to USD$0.07 per share. The Notes are part of an offering of USD$500,000 of similar notes. The Registrant had previously issued USD$208,000 of similar notes to other investors.

●	subsequent to the end of the quarter, the bridge financing raised was used to pay the Promissory Note outstanding to Salamon Partners LLC,maturity USD$50,000 at 12% due August 15, 2017. In addition, the Convertible Note due to GHS Investments, LLC was paid.

Additional financing

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. As a result of bridge financing which has been completed to date (USD$50,000, C$66,550 during the quarter and USD$408,000 (C$520,160) subsequent to the quarter ending) and advances from members of management and their families, the Company has adequate capital resources to fund its operations through to the end of February 2018. The Company has commenced the process to raise via private placement or direct offering to the public of equity in our Company as early as feasible in order to fund operations going forward.

The execution of the business plan has been slowed until the appropriate commitments have been made for funding. In order to move forward the Company entered into an agency agreement with Midtown Partners LLC, a registered broker/dealer based in New York and with Kernaghan and Partners Ltd., a Toronto based registered full service broker with the objective being to raise up to $3 million. The Company is projecting that $2 to $3 million is required to implement the first phase of the business plan. The initial funding is expected to be comprised of a combination of debt and equity.

The financing will provide working capital for the Company to execute its long term plan as well as the funds to implement the purchase and installation of the oil extraction equipment at the Bonify facility in order to facilitate the generation of revenue.

If the funding from the private placement or direct offering is not available in a timely manner, then management will continue foregoing salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares, preferred share offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the cannabis industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

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

We have identified the policies below as critical to our business operations and the understanding of our financial statements. A complete discussion of our accounting policies is included in Note 3 of the annual audited financial statements for the year ended March 31, 2017.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of June 30, 2017, the Company has a working capital deficiency of $856,489 (March 31, 2017 - $852,514) and an accumulated deficit of $6,231,297 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Recent Accounting Pronouncements

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance does not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The areas of simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, however, some of the areas for simplification apply only to non-public entities. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The guidance does not have a material impact on the Company’s financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides clarity to preparers on the treatment of eight specific items within an entity’s statement of cash flows. The guidance becomes effective for all public entities in fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption of the guidance, including within an interim period, is permitted. We are currently assessing the impact of this modification on the Company’s financial statements.

ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The guidance becomes effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. We are currently assessing the impact of this modification on the Company’s financial statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We have developed documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2017. We plan to progressively implement the written policies and procedures commencing in the immediate future. However, until all of the internal controls and procedures are fully implemented there will continue to be some weaknesses in the system.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations at the present time, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

3.	Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only one independent member. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of June 30, 2017.

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

As part of the implementation strategy for the expansion of the Company we additionally plan to engage a third-party firm to assist us with the development of any additional systems required. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees as funding becomes available to implement the business plan in order to segregate duties in a manner that establishes effective internal controls. All such required remedies are dependent on having the financial resources available to complete them.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On October 24, 2017 the Company was named in Brampton Small Claims Court entitled Questrade, Inc. v. Algae Dynamics Corp. (the “Claim”).  The Claim seeks payment of Cdn$25,000 for payments allegedly owed under a Consulting Agreement with the Company in which Questrade was to provide certain financial advisory services.  The Company has filed a general denial of liability on the basis that services were not provided or alternately disputing the amount claimed. A hearing date of February 6, 2018 has been set.

Item 1A. Risk Factors.

See the risk factor identified in the Company’s Form 10-K filed for March 31, 2017 which are incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Issued and Outstanding

Nil

Shares to be issued

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

On May 8, 2017, the Company signed a consulting agreement with Carter, Terry & Company in connection with the proposed raising of capital in a combination of equity and/or debt of the Company for a term of two years. Consideration payable under the consulting agreement includes a non-refundable equity retainer of 150,000 restricted shares of the Company, a placement fee equal to 10% of the gross proceeds raised less than USD$1,000,000 and 8% for gross funds raised in excess of USD$1,000,000, plus the equivalent amount of restricted shares equal to 4% of the capital raised divided by the closing price of the stock on the date of close for a period of two years.

During the quarter Company commenced a private placement of up to USD$500,000 of one-year 12% convertible notes (the “Notes”). The Notes are convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and are subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition to the issuance of the Notes, the Company shall issue to the holders 100,000 five-year common share purchase warrants with an exercise price of USD$0.50 for each USD$25,000 principal amount of Notes purchased. Furthermore, the Company shall issue pro rata to the purchasers of the first USD$100,000 of Notes in the Offering an aggregate of 200,000 common shares as a commitment fee. To the end of the quarter the Company issued USD$50,000 of these Notes and subsequent to the end of the quarter a further USD$408,000 (C$520,160) has been raised. As a consequence, at June 30, 2017 the Company had an obligation to issue 100,000 commitment shares.

Each of these issuances was exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereunder. No commissions were paid in connection with such issuances.

Item 3. Defaults Upon Senior Securities.

There was a default on the GHS Investment as the covenant under the agreement for the Company to remain current in its reporting. The Convertible Note including the penalty has now been paid in full.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Purchase Agreement and Convertible Note

As noted in the Subsequent events note from the Financial Statements for the period ended June 30, 2017, effective as of October 27, 2017, the Registrant entered into a definitive Note Purchase Agreement with Teewinot Life Sciences Corporation (“Teewinot”) pursuant to which Teewinot invested US$250,000 in the Registrant in the form of a 12% Senior Convertible Note (the “Note”). The Note converts into common shares automatically on the 45th day after issuance at US$0.10 per share; provided that if the closing price of the common shares on December 11, 2017 is less than US$0.10 the then conversion price is adjusted to US$0.07 per share. The Notes are part of an offering of US$500,000 of similar notes. The Registrant had previously issued US$208,000 of similar notes to other investors, and anticipates closing the offering shortly.

Grant of Shares under the Stock Incentive Plan

Effective as of November 8, 2017, the Registrant issued 350,000 common shares of the Corporation to each of Richard Rusiniak, Paul Ramsay, and Ross Eastley in light of their services during 2017 during which they have received no other compensation. In addition to these share issuances, the Registrant granted options to purchase 240,000 options to Messrs. Rusiniak and Ramsay, 200,000 options to Mr. Eastley, 120,000 options to the outside directors and 50,000 to a consultant, such options to be priced at the close of business on November 10, 2017. These shares and the shares underlying the options were registered under the Securities Act by virtue of the Registrant’s Registration Statement on Form S-8.

On November 8, 2017 the Board cancelled an aggregate of 600,000 common shares awarded in a prior period to three management personnel.

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

Algae Dynamics Corp.
a Canadian Corporation

Date: January 10, 2018	By:	/s/ Ross Eastley
Ross Eastley
Chief Financial Officer
(Chief Financial and Principal Accounting Officer)

