Form 10-Q
period 2017-09-30
Algae Dynamics Corp.
filed 2019-01-30
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of January 16, 2019 there were 20,136,377 shares of the issuer’s non-par value common shares issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALGAE DYNAMICS CORP.

Condensed Interim Balance Sheets

(Stated in Canadian Dollars)

(Unaudited)

	As at September 30,	As at March 31,
	2017	2017

ASSETS

Current Assets
Cash	$2,910	$87
Prepaid expenses	27,427	32,878
Amounts receivable, net	13,948	11,963
Advances to shareholders and related parties (Note 11)	6,906	-
Total Current Assets	51,191	44,928

Equipment and leasehold improvements, net (Note 3)	37,710	47,828

Total Assets	$88,901	$92,756

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$380,182	$286,792
Advances from shareholders and related parties (Note 4)	25,919	22,347
Promissory note (Note 6a)	-	16,456
Term loan (Note 5a)	50,447	48,894
Term loan - GHS (Note 5b)	101,864	-
Convertible notes (Note 6)	120,646	26,076
Derivative liability (Note 7)	209,986	260,677
Warrant liability (Note 8b)	138,133	236,200
Total Current Liabilities	1,027,177	897,442

Going Concern (Note 1)
Commitments and Contingencies (Note 10)

STOCKHOLDERS’ (DEFICIENCY)

Common stock (Note 8a), no par value, unlimited amount authorized, 13,537,521 issued and outstanding as of September 30, 2017, (March 31, 2017 - 13,337,521)	4,339,176	4,313,931
Additional paid in capital (Notes 8b and 8c)	1,033,746	1,016,324
Equity to be issued (Note 8a)	27,186	-
Accumulated deficit	(6,338,384)	(6,134,941)
Total Stockholders’ (Deficiency)	(938,276)	(804,686)

Total Liabilities and Stockholders’ (Deficiency)	$88,901	$92,756

These condensed interim financial statements are approved by the Directors:

signed “Cameron McDonald”	signed “Blair Mullin”
Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Operations

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the	For the	For the
	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

OPERATING EXPENSES
Accretion expenses (Notes 5 and 6)	$70,725	$3,060	$143,767	$8,956
Application and membership fees	3,407	3,247	6,813	6,493
Amortization expense (Note 3)	6,191	4,356	10,118	8,712
Bad debt recovery (Note 11)	(5,030)	-	(8,300)	-
Business development	455	1,973	877	4,458
Fair value change in derivative liability (Note 7)	(57,797)	-	(118,844)	-
Foreign exchange recovery	138	-	(4,918)	-
Interest	39,926	655	41,965	1,700
Management fees (recovery)	-	-	(8,125)	-
Occupancy costs	8,182	7,065	16,497	15,048
Office and general	(74)	813	2,862	2,420
Professional fees (Notes 8a, 8b, 8c and 12e)	56,598	330,496	40,094	485,254
Research and development	(35,000)	4,091	50,000	5,166
Stock based compensation (Note 8c)	15,342	126,449	33,534	277,554
Telephone and internet services	1,684	2,573	5,475	5,430
Travel	2,340	4,640	7,738	9,664
Total Operating Expenses	107,087	489,418	219,553	830,855

Net loss before income taxes	107,087	489,418	219,553	830,855
Deferred income tax recovery	-	-	-	-
Net Loss for the Period	$107,087	$489,418	$219,553	$830,855

Net loss per common share - basic and diluted	$0.01	$0.05	$0.02	$0.08

Weighted average common shares outstanding - basic and diluted	13,537,521	10,091,356	13,381,357	9,910,986

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Stockholders’ Equity (Deficiency)

(Stated in Canadian Dollars)

(Unaudited)

	Common	Common	Additional
	Shares	Shares	Paid in	Equity to	Accumulated	Stockholders’
	Number	Amount	Capital	be Issued	Deficit	(Deficiency)

March 31, 2017	13,337,521	$4,313,931	$1,016,324	$-	$(6,134,941)	$(804,686)

Warrants expired (Note 8b)	-	-	(16,110)	-	16,110	-
Stock options	-	-	33,532	-	-	33,532
Commitment shares issued on convertible note (Note 6c and 6d)	200,000	25,245		-		25,245
Shares to be issued to consultants as compensation for services (Note 8a)	-	-	-	27,186	-	27,186
Net loss for the period	-	-	-	-	(219,553)	(219,553)
September 30, 2017	13,537,521	$4,339,176	$1,033,746	$27,186	$(6,338,384)	$(938,276)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Cash Flows

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the
	Six Month	Six Month
	Period Ended	Period Ended
	September 30,	September 30,
	2017	2016

Cash flows from operating activities

Net loss for the period	$(219,553)	$(830,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	143,767	8,956
Accrued interest	31,382	-
Amortization	10,118	8,712
Change in warrant liability (Note 8b)	(133,900)	16,042
Fair value change in derivative liability (Note 7)	(118,844)	-
Foreign exchange loss (recovery)	(9,285)	-
Shares issued and to be issued for services (Note 8a)	27,186	335,043
Stock based compensation (Note 8c)	33,532	277,554

Change in operating assets and liabilities
Prepaid expenses	5,451	7,303
Amounts receivable	(1,985)	4,402
Accounts payable and accrued liabilities	94,578	49,759
Net cash flows used in operating activities	(137,553)	(123,084)

Cash flows from financing activities
Advances from shareholders	5,491	83,136
Promissory note repaid	(63,775)
Term loan proceeds	-	40,000
Convertible notes issued	198,660	-
Warrant exercise proceeds	-	2,318
Net cash flows from financing activities	140,376	125,454

Net change in cash	2,823	2,370
Cash position - beginning of period	87	173

Cash position - end of period	$2,910	$2,543

Supplemental Information:

Common shares and shares to be issued for services (Note 7)	100,000	686,931

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

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

These unaudited condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of September 30, 2017, the Company has a working capital deficiency of $975,986 (March 31, 2017 - $852,514) and an accumulated deficit of $6,338,384 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2017, and the results of its operations for the six month periods ended September 30, 2017 and 2016 and its cash flows for the six month periods ended September 30, 2017 and 2016. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

2.) Presentation of Financial Statements (continued)

New Accounting Pronouncements

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance on April 1, 2017 did not have a material impact on the Company’s financial statements.

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

ASU No. 2016-02, Leases (Topic 842) - On February 25, 2016, the FASB issued a new standard which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The new guidance will require the asset and liability to be initially measured at the present value of the lease payments in the statement of financial position. The new guidance will also require the company to recognize interest expense on the lease liability separately from the amortization of the right-use-asset for finance leases and recognize a single lease cost allocated on a straight-line basis over the lease term for operating leases, in the statement of comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early application permitted. The Company is currently evaluating this guidance to determine the impact it may have on the Company’s financial statements.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The areas of simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, however, some of the areas for simplification apply only to non-public entities. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The guidance, as adopted on April 1, 2017, did not have a material impact on the Company’s financial statements.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

2.) Presentation of Financial Statements (continued)

New Accounting Pronouncements (continued)

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

3.) Equipment and Leasehold Improvements

	September 30, 2017		March 31, 2017
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$3,558	$2,684	$3,558	$2,530
Production equipment	67,367	38,834	67,367	35,663
Leasehold improvements	42,290	33,987	42,290	27,194
Total	$113,215	$75,505	$113,215	$65,387
Net carrying amount		$37,710		$47,828

During the six month period ended September 30, 2017, the Company recorded total amortization of $10,118 (2016 - $8,712) which was recorded to amortization expense on the condensed interim statements of operations.

4.) Advances from Shareholders

As at September 30, 2017, the Company had received cumulative net working capital advances in the amount of $25,919 (March 31, 2017 - $22,347) from two shareholders who are also officers and directors of the Company. The advances from shareholders are unsecured, non-interest bearing and payable upon demand.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

5.) Term Loans

(a) Term loan issued May 4, 2016

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matured on November 30, 2017 and the terms specified a 30% premium to be paid at that time. The 30% premium is recognized as an expense over the term of the loan and is amortized on the condensed interim statements of operations. During the three and six months periods ended September 30, 2017, the Company accreted $777 and $1,553, respectively (2016 - $3,059 and $8,956, respectively). The loan was initially scheduled to mature on August 28, 2016 but an extension was agreed to with the same terms. The unsecured loan has been extended indefinitely until the Company has the appropriate liquidity to repay the initial loan plus the premium.

(b) Term loan issued August 18, 2017

In order to satisfy the repayment terms of the securities purchase agreement and convertible note (see Note 6b) GHS Investments, LLC (“GHS”) and the Company agreed to a short term loan which was paid in full by the Company in November of 2017.

6.) Convertible Notes

The carrying values of the Company’s secured convertible notes consist of the following as of September 30, 2017 and March 31, 2017 respectively:

Convertible Notes	September 30, 2017	March 31, 2017
USD$50,000 face value convertible note due August 15, 2017, a	$-	$(26,076)
USD$56,000 face value convertible note due August 18, 2017, b	-	(16,456)
USD$50,000 face value convertible notes due June 21, 2018, c	(23,134)	-
USD$50,000 face value convertible note due July 25, 2018, d	(25,699)	-
USD$10,000 face value convertible note due November 20, 2017, e	(11,029)
USD$50,000 face value convertible note due October 13 2017, e	(60,784)
	$(120,646)	$(42,532)

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

6.) Convertible Notes (continued)

(a) Promissory Note

On February 14, 2017, the Company issued a USD$50,000 ($65,350) face value convertible promissory note, due August 15, 2017 to Salamon Partners LLC (“Salamon”) for net proceeds of USD$47,500. which consisted of the principal amount, net of transaction cost of US$2,500. The Salamon Note accrues interest at 12% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a variable conversion price of 65% of market per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below the conversion price of the Salamon note. The Salamon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to our stock due to the variability in the conversion price and the down-round protection features afforded to the holder as well as the foreign exchange rate fluctuations. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. On August 15, 2017, the Company paid a total of USD$53,000 ($67,591) which consisted of the principal amount due USD$50,000 ($63,775) plus accrued interest USD$3,000 ($3,816). During the three and six month periods ended September 30, 2017, the Company recorded an accretion expense of $14,876 and $48,499, respectively (2016 - $Nil and $Nil, respectively) to amortize the discount to the carrying value of the note.

(b) Securities Purchase Agreement and Convertible Note

On November 18, 2016, the Company issued a USD$56,000 ($76,382) face value secured convertible note, due August 18, 2017 to GHS for net proceeds of USD$50,000 ($67,595). The GHS Note is secured and accrues interest at 12% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at variable conversion price of 62% of market per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock price per share below the conversion price of the GHS Note. The GHS Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to our stock due to the variability in the conversion price and the down-round protection features afforded to the holder as well as the foreign exchange rate fluctuations. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the fiscal year, the Company repaid the convertible note in full (see Note 5b). During the three and six month periods ended September 30, 2017, the Company recorded an accretion expense of $10,078 and $45,854, respectively (2016 - $Nil and $Nil, respectively) to amortize the discount to the carrying value of the note.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

6.) Convertible Notes (continued)

(c) Convertible Note – issued June 21, 2017

On June 21, 2017, the Company commenced a financing of up to USD$500,000 of one-year 12% convertible notes. The notes are convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and are subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition, the Company shall issue pro rata to the purchasers of the first USD$100,000 of notes an aggregate of 200,000 common shares as a commitment fee. On June 21, 2017, the Company issued two notes totaling USD$50,000 ($66,451). The Company also granted 200,000 common share purchase warrants to the holders of the USD$50,000 notes. Each warrant is exercisable into one common share at USD$0.50 for a period of five years. The Company has concluded that the embedded conversion option and warrants are not indexed to our stock due to the down-round protection features afforded to the holder and foreign exchange rate fluctuations. Therefore, the embedded conversion option and warrants are subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the three and six month periods ended September 30, 2017, the Company recorded an accretion expense of $13,736 and $15,148, respectively (2016 - $Nil and $Nil, respectively) to amortize the discount to the carrying value of the note.

On June 21, 2018, the principals plus accrued interest were converted into common shares (560,000) at a price of USD$0.10 per share. The issuance of subsequent convertible notes (Note 6e) with an exercise price of USD$0.10 per share correspondingly reduced the exercise price for the June 21, 2017 convertible notes issued in accordance with the terms of the convertible notes.

(d) Convertibles Notes – issued July 25, 2017

On July 25, 2017, the Company added a second one-year 12% convertible note as a continuation of the financings commenced with the convertibles notes on June 21, 2017 (Note 6a). The amount of this convertible note is USD$50,000 ($62,535). The note is convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and is subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition, the Company shall issue pro rata to the purchasers of the first USD$100,000 of notes an aggregate of 200,000 common shares as a commitment fee. The Company also granted 200,000 common share purchase warrants to the holder of the USD$50,000 note. Each warrant is exercisable into one common share at USD$0.50 for a period of five years. The Company have concluded that the embedded conversion option and warrants are not indexed to our stock due to the down-round protection features afforded to the holder and foreign exchange rate fluctuations. Therefore, the embedded conversion option and warrants are subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the three and six month periods ended September 30, 2017, the Company recorded an accretion expense of $8,256 and $8,256, respectively (2016 - $Nil and $Nil, respectively) to amortize the discount to the carrying value of the note.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

6.) Convertible Notes (continued)

(d) Convertibles Notes – issued July 25, 2017 (continued)

On July 25, 2018, the principal plus accrued interest was converted into common shares (560,000) at a price of USD$0.10 per share. The issuance of subsequent convertible notes (Note 6e) with an exercise price of USD$0.10 per share correspondingly reduced the exercise price for the July 25, 2017, convertible note issued in accordance with the terms of the convertible note.

(e) Convertible Notes – issued August to November 2017

The Company issued several convertible notes on August 14, 2017 with a face value of USD$53,000 ($67,602), maturity date of October 13, 2017, September 18, 2017 with a face value of USD$10,000 ($12,238), maturity date November 20, 2017, October 27, 2017 with face value of USD$250,000 ($321,850), maturity date December 27, 2017, November 1, 2017 with face value of USD$20,000, maturity date January 2, 2018, ($25,770) and November 13, 2017 with face value of USD$25,000 ($31,833), maturity date January 15, 2018 for a total of USD$358,000 ($459,293). The notes have all matured two months after issuance and was converted into a total of 3,639,931 common shares at the conversion rate of USD$0.10. The Company issued 2,541,781 common shares during the fiscal year ending March 31, 2018 with the remaining 1,098,150 issued subsequent to March 31, 2018 (Note 13). The Company agreed to issue an additional 159,023 warrants with an exercise price of $0.75 and an expiry of January 2, 2020, in connection with conversions. During the period ended September 30, 2017, the Company recorded an accretion expense of $24,458 as the discount to the carrying value of the notes (2016 - $Nil).

Accounting for the Secured Convertible and Promissory Notes

The Company has evaluated the terms and conditions of the secured convertible notes issued on June 21, 2017 and July 25, 2017, under the guidance of ASC 815. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative features were also not considered clearly and closely related to the host debt instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, the evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of (i) the embedded conversion features and the (ii) down-round protection features. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

6.) Convertible Notes (continued)

Discounts on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. The discount to the carrying value of the convertible notes is being amortized as a non cash interest expense over the term of the promissory note using the effective interest rate method. Amortization of discounts on the convertible notes in accretion expense amounted to $143,767 during the nine month period ended September 30, 2017 (September 30, 2016 - $8,956).

7.) Derivative Liability

The Company follows the provisions of ASC 820 with respect to our financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of September 30, 2017 and 2016 respectively, are all measured at fair value using Level 1 inputs. Level 1 inputs are observable inputs that are supported by market activity.

The compound embedded derivative and warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the income will reflect the volatility in these estimate and assumption changes. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of September 30, 2017:

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

7.) Derivative Liability (continued)

Compound Embedded Derivative:

	September 30, 2017	March 31, 2017
Stock Price	$0.11 USD	$0.23 USD
Risk free rate	1.31%	1.02%
Expected volatility	258%	308%
Conversion/Exercise price	$0.07 USD	$0.145 USD
Expected dividend rate	0%	0%
Expected life (in years)	0.72	0.38

Derivative Liability Warrants

	September 30, 2017	March 31, 2017
Stock Price	$0.11 USD	N/A
Risk free rate	1.92%	N/A
Expected volatility	220%	N/A
Conversion/Exercise price	$0.50 USD	N/A
Expected dividend rate	0%	N/A
Expected life (in years)	4.73	N/A

8.) Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

On June 21, 2017, under the terms of a convertible note issued for USD$50,000 ($66,550), the Company issued 100,000 common shares valued using convertible debt issue market share price at $13,989 as a commitment fee, see Note 6c.

On July 25, 2017, under the terms of a convertible note issued for USD$50,000 ($62,535), the Company agreed to issue 100,000 common shares valued using convertible debt issue date market share price at $11,256 as a commitment fee, 6d.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

8.) Capital Stock (continued)

(a) Common Shares (continued)

Equity to be issued

On April 9, 2017, the Company signed a 12-month consulting agreement. The terms of the agreement include the provision of 100,000 common stock on signing, valued at USD$20,390 ($27,186). See Note 10.

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

Equity Purchase Agreement (“EPA”) (continued)

On June 23, 2016, the Company agreed in conjunction with RY Capital Group, LLC and GHS Investments, LLC to assign the EPA to GHS Investments, LLC.

The Company has notified the holder of the EPA that the facility will not be utilized and there is no cancellation fee or any commitment.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

8.) Capital Stock (continued)

(b) Warrants

As at September 30, 2017, the following warrants were outstanding:

		Number of	Weighted		Fair Value at September 30, 2017
	Number of	Warrants	Average		of Vested
Expiration Date	Warrants	Exercisable	Exercise Price		Warrants – Liability
December 31, 2018, ii.)	275,000	50,000	USD$	0.04
				$(0.05)	$5,100
January 17, 2022, iii.)	900,000	900,000	USD$	0.65
				$(0.81)	$97,200
June 21, 2022, iv.)	200,000	200,000	USD$	0.50
				$(0.62)	$21,479
July 25, 2022, v.)	200,000	200,000	USD$	0.50
				$(0.62)	$14,354
	1,575,000	1,350,000		$0.63	$138,133

i.) During the year ended March 31, 2015, the Company issued 27,500 warrants of the Company valued at $19,290 for services rendered of which 22,500 warrants were granted to an officer of the Company. Each warrant entitled the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance. The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years. The warrants were not exercised by the June 6, 2017 expiry date.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

8.) Capital Stock (continued)

(b) Warrants (continued)

ii.) In connection with a consulting agreement with Connectus, Inc. (see Note 10), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.054) at any time prior to April 1, 2017. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years. On December 27, 2016, the Company extended the agreement and the expiry date of the warrants to December 31, 2017. On January 23, 2017, the Company approved the vesting of 100,000 warrants of which 50,000 were exercised on March 21, 2017. This leaves a balance of 275,000 warrants remaining under the contract of which 50,000 were exercisable at March 31, 2018 and March 31, 2017. The Company approved a further extension to the agreement to December 31, 2018, with the vested warrants being extended to March 31, 2019. The fair value of $5,100 of the warrants was estimated at September 30, 2018 using the Black-Scholes model, based on the following assumptions: expected dividend yield of 0%; risk free interest rate of 1.0%; expected volatility of 281%; and expected term of 0.25 years.

iii.) During the year ended March 31, 2017, the Company issued 900,000 warrants of the Company valued at $566,100 for services rendered. Each warrant entitled the holder to purchase one common share at an exercise price of USD$$0.65 ($0.82) for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $566,100 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.09%; expected volatility of 140%; and expected term of 5 years. The fair value of $97,200 of the warrants was estimated at September 30, 2018 using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.68%; expected volatility of 159.25%; and expected term of 4.30 years.

iv.) On June 21, 2017, the Company issued 200,000 warrants of the Company valued at $23,359 (USD$17,550), pursuant to the financing described in Note 6(c). Each warrant entitles the holder to purchase one common share at an issue price of USD$0.50 for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $23,359 was estimated using the binomial-lattice-based valuation model, based on the following weighted average assumptions: stock price of USD$0.11; expected dividend yield of 0%; risk free interest rate of 1.28%; expected volatility of 223%; and expected term of 5 years. See valuation and assumption as at September 30, 2017 in Note 7.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

8.) Capital Stock (continued)

(b) Warrants (continued)

v.) On July 25, 2017, the Company issued 200,000 warrants of the Company valued at $17,935 (USD$14,340), pursuant to the financing described in Note 6(d). Each warrant entitles the holder to purchase one common share at an issue price of USD$0.50 for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $17,935 was estimated using the binomial-lattice-based valuation model, based on the following weighted average assumptions: stock price of USD$0.11; expected dividend yield of 0%; risk free interest rate of 1.90%; expected volatility of 226%; and expected term of 5 years. See valuation and assumption as at September 30, 2017 in Note 7

ASC 815 “Derivatives and Hedging” indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity. As a result, warrants with a USD exercise price have been treated as derivatives and recorded as liabilities carried at their estimated fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statements of operations.

The continuity of warrants for the period ended September 30, 2017 as follows:

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, March 31, 2017	1,197,500	$0.68
Issued	400,000	$0.63
Expired, unexercised	(22,500)	$1.12
Balance, September 30, 2017	1,575,000	$0.63

As at September 30, 2017, the fair value of the 1,575,000 (March 31, 2017 – 1,175,000) warrants exercisable was $161,083 (March 31, 2017 - $298,700) which was estimated using the option pricing models based on the assumptions mentioned in Note 8 b) ii.) to b) vi.).

Of this amount, $138,133 (March 31, 2017 - $236,200) was reflected as a liability as at September 30, 2017, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at September 30, 2017.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 12). The Company’s computation of expected volatility during the six months ended September 30, 2017 and 2016 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

8.) Capital Stock (continued)

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. The maximum number of options that may be issued under the plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 2,030,628 as at September 30, 2017 (March 31, 2017 – 2,000,628).

The total number of options outstanding as at September 30, 2017 was 695,000 (2016 – 930,000). No options were granted during the six months ended September 30, 2017.

The activities in options outstanding are as noted below:

	Number of	Weighted Average
	Options	Exercise Price
Balance, March 31, 2017	695,000	$0.99
Granted	-	$-
Balance, September 30, 2017	695,000	$0.99

The following table presents information relating to stock options outstanding and exercisable at September 30, 2017.

	Options Outstanding		Options Exercisable
		Weighted			Weighted
		Average		Weighted	Average
		Remaining		Average	Remaining
	Number of	Contractual	Number of	Exercise	Contractual
Exercise Price	Options	Life (Years)	Options	Price	Life (Years)
$1.73	185,000	2.21	185,000	$1.73	2.21
$2.43	85,000	3.27	85,000	$2.43	3.27
$0.38	425,000	4.08	198,333	$0.38	4.08
$0.99	695,000	3.48	468,333	$1.29	3.19

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

9.) Income Taxes

The Company has no taxable income under Canadian Federal and provincial tax laws for the three and six month periods ended September 30, 2017 and 2016. The Company has non-capital loss carryforwards at September 30, 2017, total of approximately $3,810,000, which may be offset against future taxable income. If not used, the loss carryforwards will expire between 2019 and 2037.

10.) Commitments and Contingencies

The Company entered into a five year operating lease for office and production facilities. The lease commenced on December 1, 2013 and expires on November 30, 2018. The base monthly rental is $1,390 plus the Company’s estimated portion of property taxes and operating expenses which are currently $847 per month. The Company has agreed to extend the lease to November 30, 2021. Under the terms of the extended lease the base monthly rental is $1,853 in 2019, $1,946 in 2020, and $2,039 in 2021. The future commitments pursuant to this lease extension, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2018 (remaining)	$13,422
2019	$28,685
2020	$32,763
2021	$33,875
2022	$23,500

For the three and six month periods ended September 30, 2017, occupancy costs related to this lease were $6,711 and $13,422 (2016 – $6,525 and $13,032).

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014, December 31, 2015 and again on December 20, 2016, the Company entered into a consulting agreement with Connectus, Inc. (“Connectus”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. Pursuant to this agreement, the Company agreed to issue to Connectus, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.054) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. During the year ended March 31, 2015, the President of Connectus became a director of the Company. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus as compensation, which has been recorded as professional fees on the statements of operations during the year ended March 31, 2016. On December 27, 2016, the Company extended the contract and expiry date of the warrants to December 31, 2017. On January 23, 2017, the Company approved the vesting of 100,000 warrants. Connectus assigned the warrants to Apollo Marketing, LLC. On January 15, 2018, the Company extended the contract and expiry date of the warrants to December 31, 2018. The Company agreed to extend the vested warrants to March 31, 2019.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

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

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 37.5% threshold was reached during the period ended September 30, 2017; however, the Company has further deferred any regular commitments for salaries until the Company has sufficient liquidity to sustain salary payments on an ongoing basis. The Board will on a periodic basis as funds are available make non regular payments. For the period ended September 30, 2017 no salary commitments were accrued or expensed in the condensed interim statements of operations (September 30, 2016 - $Nil).

On May 19, 2016, the Company signed a consulting agreement with an agent in connection with proposed placements of up to USD$10,000,000 ($13,427,000) in a combination of equity and or debt of the Company for a term of one year. Consideration payable under the consulting agreement include a non-refundable equity retainer of 100,000 common shares of the Company, a placement fee equal to 8% of the gross purchase price paid for equity of the Company, an administrative fee of 4% of the gross purchase price paid for equity, a placement fee of 4% of the gross purchase price paid for non-convertible debt and warrants to purchase common shares of the Company equal to 8% of the number of shares of common stock issuable by the Company upon exercise or conversion of any and all securities issued at each closing. On January 10, 2017, the Company entered into an addendum to the agreement signed on May 19, 2016 which provided for a grant of 900,000 warrants at an exercise price of USD$0.65 ($0.86) for a period of five years with a cashless exercise option. On August 15, 2017, the Company extended the contract for an additional year.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

10.) Commitments and Contingencies (continued)

On February 23, 2017, the Company entered into a three year sponsored research contract with the University of Waterloo commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $130,000 upon start date of the project, $130,000 on completion of Year 1 and $130,000 on completion of Year 2, plus the Company will make an in-kind contribution valued at $70,000 in each of the 3 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of September 30, 2017, the Company has not made any payments pursuant to this agreement. As of November 30, 2018 the Company has made payments totalling $130,000 under the terms of the payment schedule agreed to with the University.

On March 13, 2017, the Company entered into a four year sponsored research contract with the University of Western Ontario commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $210,000 upon execution of the agreement, $210,000 on completion of Year 1, $210,000 on completion of Year 2 and $210,000 on completion of Year 3, plus the Company will make an in-kind contribution valued at $62,500 in each of the 4 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of September 30, 2017, the Company has made a payment of $50,000 pursuant to this agreement. As of November 30, 2018 the Company had made additional payments totalling $230,000 pursuant to the terms of the agreement as agreed to with the University.

On March 27, 2017, the Company entered into a one year agreement with Questrade, Inc. an Investment Dealer to provide guidance on the trading of the Company’s securities and guidance with respect to the promotion of the Company. The Company shall pay Questrade a monthly fee in an amount equal to USD$5,500 for consulting services rendered each month of the term. Questrade filed a statement of claim in the amount of $29,941 in small claims court and the matter has had an initial trial date with a subsequent date scheduled for March 14, 2019.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

10.) Commitments and Contingencies (continued)

On April 9, 2017, the Company signed a 12 month consulting agreement effective April 15, 2017 with an arm’s length organization, The Eversull Group, Inc. to provide financial public relations, investor, shareholder, press relations and capital search consulting services. Terms of the agreement include the provision of 100,000 restricted shares annually, a minimum monthly retainer of USD$2,000 plus a 3% introduction fee for all sources of funding introduced by The Eversull Group, Inc. and accepted by the Company. The Company terminated the agreement.

On April 19, 2017, the Company announced plans to form a joint venture corporation with Avanti Rx Analytics Inc. (ARA). The Company would own 96% of the joint venture and ARA would own 4%. As a result of signing the letter of Intent with Bonify on August 10, 2017 (details provided below) the Company will not be proceeding with the joint venture. The plans for this venture were cancelled after the year end.

On May 8, 2017, the Company signed a consulting agreement with Carter, Terry & Company in connection with the proposed raising of capital in a combination of equity and/or debt of the Company for a term of two years. Terms of the agreement include the issuance of 150,000 restricted common shares on signing (see Note 8(a)) plus future consideration payable under the consulting agreement, including a placement fee equal to 10% of the gross proceeds raised less than USD$1,000,000 and 8% for gross funds raised in excess of USD$1,000,000, plus the equivalent amount of restricted shares equal to 4% of the capital raised divided by the closing price of the stock on the date of close for a period of two years. Notification has been provided to the Carter, Terry & Company that the consulting agreement is cancelled and the Company will not be making any payments. This agreement was subsequently cancelled with no further obligations by the Company and the shares were not issued.

On August 8 2017, the Company signed a non-binding Letter of Intent (LOI) with 6779264 Manitoba Ltd. dba Bonify (“Bonify”). Bonify is a licensed producer, pursuant to the Access to Cannabis for Medical Purposes Regulations in Canada. In the LOI, the Company and Bonify have outlined the following:

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

September 30, 2017 and 2016

10.) Commitments and Contingencies (continued)

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

v)	The negotiation of a definitive agreement no later than September 30, 2017. The definitive agreement was not completed.

This letter of intent was subsequently abandoned and the Company has no additional obligations.

The Company, as the industry partner, is the participant in a Project Grant of up to $400,000 from the Mitacs Accelerate program that will be delivered directly to Western University through eligible internships. The financial contribution by the Company which is $180,000 for this grant is part of the funding included in the research agreement the Company signed with the university and announced on March 13, 2017. To-date the Company has paid the initial of two installments to Mitacs, with the remaining installments being invoiced by Mitacs to the Company throughout the duration of the project. The balance of the $400,000 award ($220,000) will be provided by Mitacs. The project started on December 1, 2017 and is scheduled to operate for two (2) years. The extent of the announced award from Mitacs of $400,000 to be paid directly to the university by Mitacs is dependent on the funding provided by the Company and the number of interns employed in the project. The commitment by the Company for 2018 – 2019 is $66,000 and in 2019 – 2020 is $60,000.

On August 15, 2017, the Company engaged a Canadian firm, Kernaghan and Partners Ltd. (the “Agent”) a fully regulated full service brokerage firm to conduct a capital raise in the Canadian market. In consideration of the services to be rendered, the Agent shall receive on the closing date of the offering:

i)	a work fee of $25,000;

ii)	cash commission (the “Agency Fee”) of 6% of the gross proceeds from the sale of common shares pursuant to the offering, except for sales to persons on the “President’s List”, in respect of which the commission shall be reduced to 2% of the gross proceeds received from such persons;

iii)	broker warrants entitling the Agent to purchase, equal to the issue price, the number of common shares that is equal to 6% of the number of common shares sold pursuant to the offering, except for sales to persons on the President’s List, in respect of which the broker warrants shall entitle the Agent to purchase the number of common shares that is equal to 2% of the number of common shares sold to such persons. The broker warrants shall have a term of 2 years and an exercise price equal to the offering price of the common shares.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

11.) Related Party Transactions

Amounts receivable from an officer in the amount of $8,300 was recovered during the six month period ended September 30, 2017 from an amount of $17,656 previously offset by an allowance for doubtful accounts, leaving a remaining balance in the doubtful account of $9,356. The net amount receivable from two shareholders at September 30, 2017 was $6,906 (2016 - $22,995). The amount receivable is unsecured, non-interest bearing and repayable upon demand.

12.) Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at September 30, 2017, the Company had cash of $2,910 (March 31, 2017 - $87) to settle current liabilities of $1,027,176 (March 31, 2017 - $897,442). All of the Company’s financial liabilities other than the warrant liability of $138,133 (March 31, 2017 - $236,200), the term loan of $50,447 (March 31, 2017 - $48,894), the convertible notes of $120,646 (March 31, 2017 - $26,076), and derivative liability of $209,986 (March 31, 2017 - $260,677) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

12.) Financial Instruments (continued)

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at September 30, 2017, the Company held $2,910 (March 31, 2017 - $87) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Certain of the Company’s debt obligations are denominated in U.S. dollars. Management does not hedge its foreign exchange risk.

(d) Interest rate risk

As at September 30, 2017, the Company does not have any non-fixed interest-bearing debt. Management believes that the interest rate risk concentration with respect to financial instruments included in assets and liabilities has been reduced to the extent presently practicable.

(e) Derivative liability – embedded derivative and warrant liabilities

In connection with the consulting and investment agreements, the Company granted warrants to purchase up to 1,575,000 common shares of the Company as disclosed in Note 8(b). The warrants have an exercise price of USD$0.04 ($0.05) for Connectus warrants, USD$0.65 ($0.81) for Midtown warrants and USD$0.50 ($0.62) for the investment placed in June and July 2017. The Connectus warrants are exercisable at any time prior to December 31, 2018 (See Note 10), the Midtown warrants are exercisable at any time prior to January 16, 2022, the warrants for the investments undertaken in June are exerciseable prior to June 21, 2022 and the warrants for the investment undertaken in July are exerciseable prior to July 25, 2022. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

	Fair Value at	Fair Value Measurement Using
	September 30, 2017	Level 1	Level 2	Level 3
Derivative liability – Warrants	$209,986	$-	$-	$209,986

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

12.) Financial Instruments (continued)

(e) Derivative liability – embedded derivatives and warrant liabilities (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2017 and March 31, 2017:

	Six months ended	Year ended
	September 30, 2017	March 31, 2017
Balance at beginning of year	$236,200	$27,479
Derivative instruments granted or vested	41,294	633,000
Derivative instruments exercised	-	(55,321)
Change in fair market value, recognized in operations as professional fees	(139,361)	(368,958)
Balance at end of period	$138,133	$236,200

See Note 8(b).

These instruments were valued using pricing models that incorporate the price of a share of common stock, expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the warrants issued for services using the Black-Scholes model and for convertible debt financings using the binomial-lattice-based valuation model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended September 30, 2017 and March 31, 2017.

The following are the key weighted average assumptions used in connection with the estimation of fair value as at September 30, 2017:

	September 30, 2017		March 31, 2017
Number of shares underlying the warrants		1,575,000		1,175,000
Fair market value of the stock		$0.11		$0.3061
Exercise price	USD$	0.5($0.64)	USD$	0.5($0.68)
Expected volatility		220%		229%
Risk-free interest rate		1.92%		1.03%
Expected dividend yield		0%		0%
Expected warrant life (years)		3.71		3.85

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

13.) Subsequent Events

Subsequent to March 31, 2018 year-end, the Company submitted a provisional patent which is a result of the research being undertaken at Western University under the terms of the Sponsored Research Agreement with the university. The provisional patent has been assigned to the Company. The provisional patent is applicable to the use of botanical oils in conjunction with cannabis oils for medical purposes.

The Company has signed a supply agreement for the supply of cannabis flower for medical purposes. This supply agreement is in compliance with the cannabis regulations established by Health Canada. Under the terms of the agreement, the Company did not commit to a purchase volume.

The Company has engaged a consultant to assist with an application to Health Canada to obtain a license to undertake the purchase/sale and import/export of medical cannabis without possession.

Subsequent to the March 31, 2018 year-end, the Company undertook the raising of additional capital. The capital raise initially consisted of a $100,000 convertible debenture which is exercisable into common shares of the Company at a fixed rate of $0.25 per share up until July 19, 2021. In addition, the Company completed a private placement in the amount of $947,117 issued at $0.40 per common share plus one-half warrant. A whole warrant can be exchanged for one common share at $0.75 per share up until October 26, 2020.

On July 6, 2018, the Company signed an agreement with an arm’s length organization, Edgewater Consulting Corp to assist with the raising of capital funds. The agreements provides for a cash fee of $52,355 plus the allocation of 41,885 warrants at a price of $0.75 and the allocation of 150,000 stock options at a price of $0.50. The contract also provides for the provision of consulting services at $3,000 per month to assist with the application for a public listing on a Canadian Exchange.

On October 1, 2018, the Company signed an agreement with an arm’s length individual to assist the Company with the public offering process. The terms of the agreement provide for the issuance of 50,000 Restricted Stock Units in accordance with the Stock incentive plan and a further 50,000 warrants at a price of $0.75 with an expiry date of October 26, 2020.

In accordance with Note 6 (c), under the terms of the agreements with two of the holders of convertible notes with a maturity of 60 days the Company had a commitment to issue an additional 230,876 common shares. This commitment was settled subsequent to March 31, 2018 by issuing 115,438 warrants with an exercise price of $0.75 and an expiry of January 2, 2020.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

September 30, 2017 and 2016

13.) Subsequent Events (continued)

On November 10, 2017, 850,000 options were granted to officers and consultants of the Company. The weighted average exercise price of these options is $0.15. Of this grant 680,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 170,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date and options vested immediately. In addition on January 15, 2018 475,000 options were granted to officers and consultants of the Company. The weighted average exercise price of these options is $0.19. Of this grant, 390,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 85,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date.

Subsequent to September 30, 2017 and during the year ended March 31, 2018, the Company recorded $495,851 (2017 - $Nil) as additional capital for the issuance of 4,507,740 deferred share units issued to officers in lieu of compensation for past service. Deferred share units represent a commitment to issue restricted shares upon request or termination at some date in the future. Accordingly, the measurement date for this commitment has not been determined and therefore the commitment requires re-measurement at each reporting period until it is fulfilled.

Subsequent to September 30, 2017 and during the year ended March 31, 2018, the Company recorded a recovery of $84,000 (2017 -$393,184) as a result of shares forfeited by management. Additionally, subsequent to the end of the period and during the year ended March 31, 2018, the Company recorded $35,186 (2017 - $782,993) as professional fees for services rendered related to common shares issued or to be issued to consultants.

The convertible notes issued on August 14, 2017, USD$53,000 ($67,602), September 18, 2017, USD$10,000 ($12,238), October 27, 2017, USD$250,000 ($321,850), November 1, 2017 USD$20,000 ($25,770), November 13, 2017, USD$25,000 ($31,833) for a total of USD$358,000 ($459,292) have matured and the Company issued a total of 3,639,931 common shares at the conversion rate of USD$0.10. The shares (2,541,781) for the USD$250,000 convertible note were issued on January 5, 2018 and the balance of the shares for the convertible notes (1,098,150) were issued subsequent to March 31, 2018. The Company agreed to issue an additional 159,023 warrants with an exercise price of $0.75 and an expiry of January 2, 2020, in connection with conversions. See Note 6 (e).

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

Company Overview

Algae Dynamics Corp (ADYNF) is focused on the development of proprietary research and products utilizing cannabis oil combined with other botanical and nutraceutical products. The original core of our product development strategy was the extraction of Omega-3 fatty acids from certain strains of algae with high concentrations of DHA (docosahexaenoic acid) to create various nutraceutical products. As a result of the many demonstrated health benefits of other botanical oils, most notably cannabis oil, we have developed a strategy aimed at developing products that combined the health benefits of cannabis oils and nutraceutical products, including algae oil. Capitalizing on the burgeoning demand for cannabis oil and other smoke-free alternatives to marijuana consumption, including for medicinal purposes, will help support our ongoing initiatives to create and market research-driven product formulations.

In December 2016, we announced a new initiative into the Canadian cannabis industry. We followed that announcement with a press release in March 6, 2018 announcing our intention to build shareholder value through the pursuit of several key initiatives. Over this period, we have continued to assess how to leverage the research and development which was originally focused on the commercialization of our proprietary BioSilo® algae cultivation system and we have decided to suspend our focus on the development of this proprietary technology. In the interim, we will source algae oil for our research-driven product formulations. By doing so, we have eliminated the immediate capital requirements for extraction and formulation equipment. We are now focused on entering into profit sharing business ventures with potential partners who have the appropriate Health Canada licenses to produce and sell medical cannabis formulated products, utilizing our patented formulations which combine cannabis oil and other nutraceutical products developed through our $1.69Million commitment to support the university research and previously announced C$400,000 research grant from MITACS, a not-for-profit, Canadian national research organization together with our sponsored research programs with Canadian universities (our Sponsored Research Programs).

Strategic Focus

During Health Canada’s consultations relating to the cannabis industry and related legislation, they heard many compelling personal stories of how cannabis is making a difference to Canadians living with serious health challenges such as cancer, HIV/AIDS, multiple sclerosis, arthritis and fibromyalgia. They also heard about the role that cannabis can play in pain management and palliative care, and the relief that cannabis, particularly strains with high levels of CBD and low levels of THC, offers to children with severe forms of epilepsy and how cannabis has enabled patients to limit or eliminate their use of powerful narcotic drugs such as opioids.

Algae Dynamics intends to undergo a significant rebranding exercise to ensure that it is able to communicate its emphasis on the application of cannabis. Beginning with a proposed name change to CanaQuest Medical Corp., our mission is to:

(i)	Identify with the help of our research partners appropriate formulations
(ii)	Acquire the lowest cost dry cannabis from domestic and international suppliers who have adequate logistics and warehousing capabilities to satisfy our requirements; and
(iii)	Continue discussions we have already commenced with contract manufacturers who have experience in conducting human trials and commercializing research and development as well as managing supply and risk management including through good manufacturing practices (GMP).

We expect our formulations involving both THC and botanical oil extracts will treat mental health ailments and the advent of our formulations is expected to significantly distinguish our approach from Licensed Producers who may not have strong relationships with the University research community which we believe we have cultivated over time through our business objectives. We believe our formulations may have significant potential applications in the treatment of anxiety, addiction, depression, schizophrenia, and post-traumatic stress disorder “PTSD” and will form a strong foundation to continue to seek other applications through our Sponsored Research Programs. Accordingly, we believe we have developed a strategy to maximize opportunities in an evolving industry that has international scope and opportunity, with Canadian talent through its universities providing a mechanism to make a significant difference in the lives of medical cannabis users.

Intellectual Property Protection

The Company is undertaking development & commercialization of cannabinoid therapeutic products from strains of cannabis to treat a variety of clinical indications. Through its relationship with Universities, the Company is collaborating to formulate proprietary solutions which significantly impact the effectiveness of cannabis compounds. In addition, we are looking to:

●	Combine the benefits of cannabis and other botanicals;
●	Enhance a highly effective suite of medicinal patented products; and
●	Utilize formulations which increase absorption capacity.

Competitive Advantage

We believe we have developed a competitive advantage relative to Licensed Producers who may have vertically integrated operations to produce medical applications for cannabis. In particular, we have shown progress in several key areas including:

Clinical Trials:

●	Clinical trial data using animal subjects performed by Dr. Laviolette, Western University, has shown positive results.
●	Our focus is targeted to areas that can provide positive, measurable feedback including anxiety, addiction, depression, schizophrenia and PTSD.
●	Our products are intended to balance THC with other botanical compounds to minimize the euphoric and related side effects.
●	We expect further product formulations and uses as our Sponsored Research Programs continue.

Relationships:

●	Focused studies by our research partners includes twelve years of cannabis compounding (THC, CBD)
●	Talented management and sustainability is evident through continuous development and talent retention including seven PhDs and three interns through our Sponsored Research Programs.

●	Our innovative approach to government funding, including the MITACS $400,000 research grant has built a reputable and collaborative approach between the private and public sector.
●	Our scientific rather than simply “claims-based” approach provides reviewable clinical data that is attracting attention from leading pharmaceutical firms and producers.
●	Our primary researcher at Western University, Ontario, Dr. Steve Laviolette, believes that the clinical implications and commercial potential for his formulations are highly significant and has concluded that “since cannabis is commonly prescribed for a host of ailments, including pain, nausea, glaucoma, multiple sclerosis, osteoarthritis, our formulation will again be hugely significant for the non-mental health patient sectors as well”.

University Affiliations:

Our strong and developing relationship with Western University positions us to execute on our business strategy and develop viable, useful products.

In particular, we believe researchers at Western University are:

●	Ahead of their field with over twelve years of cannabis compound (THC, CBD) research;
●	Have a strong understanding of the application of THC and CBD compounds to address pain, anxiety, addiction, depression, schizophrenia and post-traumatic stress disorder “PTSD”;
●	Equipped to realize the benefits of a novel proprietary formalizations they developed, and which are eligible for patents which the Company will secure through our research agreements;
●	In a position to leverage their platform established for ongoing novel formulations and produce relevant clinical trial data with significant results.

In addition, the researchers at the University of Waterloo are exploring other areas that have shown positive results for the use of cannabis including:

●	Colorectum, pancreas, breast and prostate cancer;
●	Ongoing R & D – mitigation of the spread of cancerous tumors; and
●	Combined application of natural botanicals, algae essential fatty acids, and cannabis oils.

Distribution

Our focus on distribution is intended to position us to meet demand for our formulations which is expected to occur through agreements with Licensed Producers with formulation, packaging and distribution/export (GMP facilities) together with international distribution agreements and strategies to distribute product both domestically and abroad.

Product Development

We are positioned to introduce products using both THC dominated formulations with other botanicals, including combinations with plant cannabinoids as well as CBD dominated formulations with other botanicals. We believe that a strategy of introducing a combination of compounds over time and in formulations that are correlated with observed benefits will allow us to penetrate and differentiate ourselves from competitors.

Licensed Producer Partnerships

We intend to pursue our business strategy through appropriate licensing arrangements with Licensed Producers. We believe our experience and focus on nutraceutical formulations in the past several years position us to execute this strategy through relationships we have formed and continue to develop.

Next Steps:

To fully exploit our competitive advantage, we intend to:

●	Sign agreements with Licensed Producers/Distributors to sell medicinal cannabis domestically and Internationally
●	Schedule cannabis deliveries from JMCC (signed Supply Agreement) for supply of high-volume dry medicinal cannabis to Licensed Producers/Distributors

●	Initiate human trials to further support our research and animal clinical trial results
●	Secure license from Health Canada for Purchase/Sale, Import/Export - the Cannabis Act (non-possession)
●	Formalize agreement with Licensed Processor – GMP facility, to package and distribute formulations
●	Secure funding and list on the Canadian Securities Exchange (CSE) – dual listing
●	Build brand awareness for sales and export – scientifically supported
●	Support Universities on-going product development - Uniqueness (scientific data)
●	File Provisional Patent Product Applications

Medical Cannabis – History and Benefits

Cannabis, also known as marijuana, is a family of plants called Cannabaceae. There are over 700 varieties of cannabis that have been described to date. Based on characteristics such as shape, colour, height, smell, etc., usually recognised by two Main types: Cannabis Sativa, which originated in the Western hemisphere and Cannabis Indica, which originated in Central and South Asia. Cannabis as a medicine can be found in the oldest Chinese tradition few thousand years ago, and indications showed different therapeutics use such as for malaria, rheumatic pain, constipation, disorders of reproductive system and many others.

Medical Cannabis refers to the use of cannabis and its constituent cannabinoids to treat disease or improve symptoms such as pain, muscle spasticity, nausea and other indications. Cannabinoids is a blanket term covering a family of complex chemicals, both natural and man-made, that bind with cannabinoid receptors (protein molecules on the surface of cells) and effect a wide number of responses. Cannabinoid receptors in the human body are part of a system called the Endocannabinoid System. This system produces chemicals called endocannabinoids, which also bind with cannabinoid receptors. Cannabinoid receptors are found in the brain and throughout the body. Scientists have found that cannabinoid receptors in the Endocannabinoid System are involved in a vast array of functions in our bodies, including helping to modulate brain and nerve activity (including memory and pain), energy metabolism, heart function, the immune system and even reproduction. While there are a large number of active cannabinoids found in cannabis, the two most common currently used for medical purposes are THC (tetrahydrocannabinol) and CBD (cannabidiol).

Our proposed cannabis formulations and related nutraceutical products will generally utilize:

●	a multiple combination of plant strains to target medical ailments at the neurological level;
●	the use of cannabis extracted and concentrated cannabinoid oils which are known to provide targeted benefits together with botanical oils and Algae-omega3 essential fatty acids (DHA and EPA);
●	cannabis extracted and separated terpenes (aroma, additional medicinal benefits); and
●	cannabis “whole plant” oil – with natural concentrations of THC or CBD.

From research done in the field it has been concluded that THC acts on 2 types of cannabinoid receptors: CB1 and CB2. CB1 receptors are mainly found in the brain, peripheral nerves, and nervous system, whereas CB2 are found both in the neurons and immune cells. Evidence suggests that THC helps alleviate symptoms suffered both by AIDS patients and by cancer patients undergoing chemotherapy, by increasing appetite and decreasing nausea. The other main ingredient is CBD, a non-psychoactive component of cannabis which accounts for more than 50% of the known therapeutic applications A range of clinical studies indicated that CBD appears to relieve convulsion, inflammation, anxiety, nausea and short-term memory loss.

While THC has a strong binding affinity for both CB1 and CB2 receptors, CBD has no particular binding affinity. Instead, many of the therapeutic benefits of CBD are created through indirect actions. These actions include activating TRPV1 Receptors. These receptors are involved in regulating pain, body temperature, and inflammation. We believe based on our consultations with Dr. Steve Laviolette, that these properties of THC may make it more desirable than CBD alone as it directly and more effectively treats several of these ailments while CBD only has an indirect effect. This is because THC is similar to Endocannabinoids that have a similar structure to naturally occurring Endocannaboids which are also naturally released by neurons in the human body to regulate the release of neurotransmitters.

While THC is known to have a positive impact in stabilizing the release of neurotransmitters responsible for PTSD and pain, THC selectively targets molecular and neuropharmacological signaling pathways in both cortical and sub-cortical regions of the brain. In particular, the diminished functioning of GABAergic neurons in the prefrontal cortex (PFC) may lead to the loss of control of the PFC to regulate proper sub-cortical dopamine neurotransmission. The action of THC on CB1Rs can impair PFC-CB1R signaling and associated GABAergic functionality leading to dysregulation of the normal prefrontal process. This results in an increase in the extracellular glutamate levels and lower GABA which normally inhibits dopamine production. Understanding this process provides the potential for the development of safer cannabinoid-derived formulations using THC and/or the development of novel THC formulations containing neuroprotectants to mitigate these neuropsychiatric risks. Accordingly, our primary formulation combines THC with specified quantities of a specific botanical extract. While both are naturally occurring products, we believe that our formulation is sufficiently novel as it combines these compounds in specified quantities to create a different neurological result. The specific botanical extract is a unique amino acid and is known to cross the blood-brain barrier. In addition, it may regulate the extracellular glutamine concentration in the neurons and by doing so may properly regulate GABA levels and thus inhibit the release of dopamine. This same formulation may lead to THC replacing opioids: since the primary addictive effects of opioids are believed to be due to causing a long-term ‘switching on’ of overactive dopamine, our formula would be predicted to be superior to THC alone (which does cause overactive DA similar to opioids), in that our formula prevents this side effect of THC.

THC as a replacement for opioids: According to Dr. Steve Laviolette, “Since the primary addictive effects of opioids are believed to be due to causing a long-term ‘switching on’ of overactive dopamine, our formula would be predicted to be superior to THC alone (which does cause overactive DA similar to opioids), in that our formula prevents this side effect of THC.”

This is because THC is similar to Endocannabinoids that have a similar impact in structure to naturally occurring Endocannaboids which are naturally released by neurons to regulate the release of neurotransmitters.

Competitive Landscape

The future of medical cannabis lies in medically accepted products for the management of neuropathic pain, hypertension, post-stroke neuroprotection, multiple sclerosis, epilepsy, cancer, and other disorders. An example list of publicly traded companies that have entered or are intending to enter the medicinal cannabis markets are listed as follows:

●	Aphria Inc (Canada Licensed Marijuana producer),
●	Aurora Cannabis (producer of Cannabis and medicinal solutions following its acquisition of Cannabid Inc.), Bedrocan Cannabis Corp Canada (Pharmaceutical grade medicinal cannabis), Mettrum Health Corp Canada (Licensed producer of medical cannabis),
●	OrganiGram Holdings Inc (Canada Licensed producer of organic medical marijuana),
●	Tweed Marijuana Inc. (Canada Licensed producer of medical cannabis),
●	Cannabis Science, Inc (USA OTC traded biotech company in Colorado),
●	Medical Marijuana Inc USA (OTC traded business solutions and partnerships),
●	GW Pharmaceuticals plc UK & USA (Owns a patented (MS) product – Sativex.).

We believe that while there is significant growth in this sector, our patented processes will continue to differentiate us and position us to succeed in this market.

Sponsored Research Programs

In order to support our mission, we have engaged two prominent Canadian universities to provide research and product development in the use of extracts from cannabis oil and algae oil in the context of cancer, and the development of novel pharmacotherapies for mental health, as follows:

1) Dr. Steven Laviolette, BSc, PhD (Addiction Research Group, Dept. of Anatomy & Cell Biology, Dept. of Psychiatry, Canadian Institute for Military and Veterans Health Research), Western University - to perform research and product development on cannabis oil and its constituents in the context of depression, post-traumatic stress disorder, anxiety and schizophrenia.

2) Dr. Jonathan Blay, PhD, FRSB, FIBMS, Csci, CBiol (Professor of Pharmacy, University of Waterloo, Professor of Pathology, Dalhousie University), the University of Waterloo – to perform research and product development on cannabis oil and its constituents in the context of the development and treatment of the colorectum, pancreas, breast and prostate cancers.

Each research program is a sponsored research program in which the Company pays an agreed amount to each university and in return receives the benefits of the research and the right to acquire the associated intellectual property, based on an agreed fixed payment with no ongoing royalties. The sponsored programs run for three years at the University of Waterloo, at a cost of C$600,000 over the three-year life, and for four years at Western University, at a cost of C$1,000,000 over the life of the program.

Western University in Ontario has made significant progress in its research into anxiety, depression, schizophrenia, and post-traumatic stress disorder, drawing on twelve years of cannabis compound research. We believe this work will continue to result in patentable formulations utilizing cannabis oils and other nutraceutical products which we intend to commercialize, license and distribute. Collaborating with prominent Canadian universities is a core part of our plan to develop premium products and add to our portfolio of intellectual property. Through our Sponsored Research Programs, the Company is focusing primarily on the use of extracts from cannabis oil and nutraceutical products for the development of new pharmacotherapies in the context of cancer and for mental health and pain relief. Our intention is to utilize these patents to partner with licensed producers qualified under the Access to Cannabis for Medical Purposes Regulations (or ACMPR) and the Cannabis Act (collectively, Licensed Producers or LPs) to provide a secure source of cannabis plant material and to jointly produce patented formulated products for sale by the Licensed Producer. The Cannabis Act contains details of the application requirements for licenses and permits, which are similar in nature to the requirements of the ACMPR.

Our near-term goal is to obtain brokerage revenue from the sale of medicinal cannabis to Licensed Producers/Distributors from Jamaican Medical Cannabis Corporation (“JMCC”) our Collaboration/Cultivation Partner (signed Master Supply Agreement) for supply of high-volume dry cannabis.

Our goals also include expanding research and development work with existing and new Canadian universities, securing supply/service agreements with Licensed Producers, and submitting an application to Health Canada to acquire the necessary licenses to market and sell cannabis and cannabis related medical products as necessary to implement our business objectives. The management team leading these initiatives together with our proposed collaboration partners have the relevant experience ranging from public company management and process experience to successful fund raising and commercialization. We believe that the commercialization of these formulations will lead to significant revenue generating opportunities

In our view, there is a significant market for formulations involving compounds derived from cannabis strains together with other nutraceutical products. There is research to support that Cannabinoid receptors which are part of the endocannabinoid system of the human body and the primary focus of the application of cannabis derived oil compounds as well as algae, are involved in a variety of physiological processes including appetite, pain-sensation, mood, and memory. Accordingly, the Company is generally focused on penetrating the medical marijuana industry both domestically and internationally and believes that its formulations, backed by scientific research produced through its Sponsored Research Programs, will augment the demand and enhance the credibility of medical marijuana products.

Recent Developments in our Commercialization Strategy

As of the date of this Quarterly Report on Form 10-Q, the Company, through its Sponsored Research Programs, has developed a very unique formulation involving cannabis and other nutraceutical products. We have submitted provisional patent applications for these formulations. The intellectual property (IP) protection of our formulations through appropriate patents will position us to formalize negotiations and eventually enter into domestic and international production and distribution agreements with Licensed Producers, or their equivalent in other jurisdictions. Our discussions with LPs have included production, distribution and related collaborative initiatives involving our specially formulated products and we are confident that the necessary agreements will be negotiated and executed over time so that our formulations can be introduced into the marketplace and complement or expand an increasingly attractive market for medicinal and health related cannabis applications. LPs we have spoken with to date have expressed significant interest but need to evaluate the strength of our patents and related formulations before finalizing licensing and related documentation. However, based on these discussions, we are confident that we will be able to establish relationships with business partners who understand the importance of scientifically backed medicinal cannabis products and the approach taken by Dr. Steven Laviolette, who is the primary researcher at Western University under our Sponsored Research Program and whose formulations will likely be marketed under a new brand name which is still to be determined.

We believe we have the potential to secure a very strong patent for our first formulation (which combines THC and nutraceutical products), to treat mental health ailments. We believe that our new brand will provide us with a strong name brand and trademark to identify our formulations to the public and build brand awareness. In addition, we believe the fact that the combination of active ingredients in our formulations is scientifically backed by Dr. Laviolette’s research should distinguish us from our competitors. We believe these formulations have significant potential applications in the treatment of anxiety, addiction, depression, schizophrenia, and post-traumatic stress disorder “PTSD” based on his research on animals. Dr. Steven Laviolette, Western University, has indicated to us that, “Since cannabis is commonly prescribed for a host of ailments, including pain, nausea, glaucoma, multiple sclerosis, osteoarthritis, our formulations will again be hugely significant for the non-mental health patient sectors as well.”

We have three potential formulations – which we have termed the “F” Platforms and two provisional patents which we have filed.

F1 – a unique THC + botanical extract formulation which mitigates or eliminates the negative side-effects of THC: e.g. anxiety, depression, paranoia, cognitive/memory deficits. We expect F1 to be an alternative to opioids, thus addressing addiction and dependence and effective for pain management.

F2 – a unique CBD + select nutraceutical/dietary additives aimed at synergizing the therapeutic properties of CBD in the treatment of anxiety, depression, schizophrenia, PTSD (chronic stress induced) and addiction.

F3 – expansion of research and discovery of the novel formulations utilizing other cannabinoids in addition to THC and CBD will unravel specialized applications for targeted therapies in specific mental health symptom clusters.

Capital Requirement

In order to execute on our strategy as described above, we estimate an initial capital requirement of US$5.0 million to support activities over the following twelve months, including the following:

1.	Payment to the universities to support the sponsored existing and the new research programs

2.	Application to Health Canada for sale import/export license under the Cannabis Act

3.	Professional and other fees in connection with the development of our strategy, negotiations and formalizing agreements with our collaboration partners

4.	Expenditures related to Human Trials of F1 formula

5.	Purchase of cannabis

6.	Working capital to support ongoing operations and research

We have engaged investment bankers to assist with raising the required capital.

Legal and Business Context

The Company’s business of the development of unique health products and pharmaceuticals that utilize hemp and cannabis oils is rigorously regulated. Legal access to medicinal cannabis or medical marijuana has been a gradual and regulated process in Canada, which started as early as 1999 with the granting of exemptions under the Controlled Drugs and Substances Act (Canada). Following successful court actions in which patients reliant on medical marijuana won legal recognition of their rights to access marijuana as a medicine, the Federal Government implemented the Marijuana Medical Access Regulations (MMAR) in 2001. The MMAR created an initial regime for individuals with a prescription from their health care practitioner in the required form, to possess and use medical marijuana which they grew themselves, or which they purchased from designated producers or a Health Canada supplier.

In general, this regime of supply was restrictive, and faced continuing court challenges from users, eventually leading to the implementation of the Marijuana for Medical Purposes Regulations (MMPR) in June 2013, providing for an expansion of supply based on a regulated private industry of licensed producers of medical marijuana.

Over time, court challenges were also mounted to the restrictions in the MMPR, which initially restricted the products made available by Licensed Producers to only dried marijuana. In 2015, the Supreme Court of Canada held that the restriction making only dried medicinal marijuana available to patients was unconstitutional. In response, the Federal Government broadened the scope of available licenses for Licensed Producers to include the production and sale of cannabis oils as well as fresh marijuana leaves and buds.

The ACMPR which was introduced to address these issues provided a more advanced and rigorous regulatory regime for the production, distribution and sale of medical marijuana in Canada, and regulated and contemplated the sale of medical marijuana by Licensed Producers to jurisdictions outside of Canada where the use and sale of medical marijuana and derivatives thereof are legally sanctioned. The ACMPR, like prior regulations, requires patients seeking medical marijuana to obtain medical approval from their health care practitioner and to provide a medical document to a Licensed Producer and have simplified the requirements of the MMPR, offering easier access to medical marijuana in Canada.

The Cannabis Act was passed by the Senate of Canada on June 19, 2018. On June 20, 2018, the Government of Canada officially announced that the production, distribution and sale of cannabis for unqualified adult use will become legal on October 17, 2018, and subsequently on June 21, 2018, the Cannabis Act received royal assent. The commitment by the Government of Canada to implement the Cannabis act did occur on October 17, 2018. On June 27, 2018, Health Canada established regulations under the Cannabis Act (the “Cannabis Regulations”). As a result, individuals who currently rely upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the adult-use cannabis market to supply their cannabis and cannabis-based products. The Company believes that its formulations will provide it with a competitive advantage in this market since they will be backed by scientific research and complement or enhance the use of existing medicinal marijuana products. However, the Company will need to ensure that it together with its collaboration partners remain in compliance with the Cannabis Act which provides a licensing and permitting scheme for the production, testing, packaging, labelling, sending, delivery, transportation, sale, possession and disposal of cannabis, which is implemented by the Cannabis Regulations. Provincial legislation will also implement measures authorizing the sale of cannabis that has been produced by a person authorized under the Cannabis Act to produce cannabis for commercial purposes. The licensing, permitting and authorization regime is implemented by the Cannabis Regulations. The Cannabis Act contains some details of the application requirements for licenses and permits, which are similar in nature to the requirements of the ACMPR (e.g. they include requirements for financial information, security information and security clearances). Below are additional highlights of the Cannabis Act:

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

The actual formulation of each product will be contracted to a third party with the approved Good Manufacturing Practices (GMP) facilities and is not expected to be a prescription medication provided the addition of a nutraceutical product to cannabis oils is permitted under the provisions of the Cannabis Act which appear to permit the combination of a cannabis product with “chemical contaminants” that are within accepted tolerance limits for herbal medicines under Schedule B to the Food and Drugs Act. Our understanding is that the components within the formulation are all-natural products and have all been individually approved by Health Canada.

If permitted, our intention is to initially distribute the formulation as a cannabis product for medical purposes (with no Drug Identification Number or DIN) and we expect the formulation will need to be obtained via a health care practitioner’s authorization for human use and cannot be provided with any health claims requiring a premarket review for safety and efficacy.

In the event the Company is unable to produce and market the product without a DIN, the Company will need to seek to obtain a Drug Identification Number (DIN) for its formulations which will also enable the Company to market such formulations with health claims that will be subject to premarket authorization by Health Canada. In such case, we will need to commence clinical trials in accordance with Health Canada standards and would expect to do so with collaboration partners. Sponsors seeking to conduct clinical trials with cannabis, using either human or animal subjects, must also receive authorization under the Food and Drugs Act. In order to receive authorization, sponsors must file a clinical trial application to Health Canada or receive an Experimental Study Certificate for certain veterinary research purposes.

We will also explore qualification of certain formulations we plan to introduce under the Natural Health Product Regulations in Canada as they evolve to incorporate the use of cannabis products. Under the updated regulations, which come into effect on October 17, 2018, Natural Health products (NHPs) can only contain cannabis parts which either do not meet the definition of cannabis in the Cannabis Act, or that have been exempted from the Cannabis Act through the Industrial Hemp Regulations (IHR). These ingredients are: Non-viable seeds or roots of the cannabis plant, Mature cannabis stalks without leaves, flowers, seeds, or branches, Fiber derived from such a stalk and Hemp derivatives that are compliant with the IHR. In addition, these ingredients must not contain more than 10 parts per million THC, or phytocannabinoids that have been isolated or concentrated. The determination of THC concentration must take into account the potential to convert the acid form into the active form (e.g. delta-9-tetrahydrocannabinolic acid (THCA) into delta-9-tetrahydrocannabinol (THC)).

Finally, we may also explore the distribution of our products for adult-use if permitted by Health Canada and once the regulations for edible products are finalized, however this distribution channel (as with other recreational marijuana products) restricts our ability to provide product literature or other information to health practitioners and could therefore be a limited strategic alternative as the market for medicinal marijuana develops.

Liberalizing Regulatory Environment and Competitive Conditions

According to Health Canada, more than 98,000 patients had enrolled with Licensed Producers under the ACMPR regime by September 30, 2016. Health Canada also indicates that, as of September 30, 2016, the average amount of dried marijuana for medical purposes authorized per client was 2.6 grams per day. For further information, see the Health Canada website at: http://www.hc-sc.gc.ca/dhpmps/marijuana/info/market-marche-eng.php.

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

Regulatory Pathway

The components of our current proposed formulations are all-natural ingredients that can be considered both as food and natural health product ingredients. There are multiple options for bringing these combination cannabis products to market given the current and proposed regulations for cannabis and self-care products.

Health Canada recently released “Proposed Regulations Amending the Cannabis Regulations (new classes of cannabis) and Proposed Order Amending Schedules 3 and 4 to the Cannabis Act”. These proposed changes introduce three new classes of cannabis products: edibles, concentrates and topicals.

The introduction of these new classes will allow the Company to bring combination products to market as adult-use edible cannabis products. It is proposed that only approved food ingredients and additives will be permitted for use in this class of products. Although health claims are not permitted on this type of product, this commercialization option represents the fastest route to market and allows for distribution through both healthcare practitioner-facilitated medical-use channels and recreational channels.

Currently the only commercialization option that is allowed for making health claims and the distribution of literature to healthcare practitioners is as a prescription cannabis drug. This route requires evidence from human clinical trials that demonstrates the safety and efficacy of the products to allow for premarket authorization by Health Canada. Two cannabis drug products have received Health Canada authorization thus far. To commence a clinical trial program, we will collaborate with experienced partners who are able to obtain the No Objection Letter for the conduct of the studies and the Cannabis Research License required by Health Canada. Building a portfolio of clinical research data on our products will require time; however, has the benefit of gaining broader market acceptance and possibly inclusion on drug formularies approved by insurance providers.

Health Canada has indicated that further research is required before they will consider authorizing the inclusion of cannabis in self-care products (natural health products, over-the-counter drugs). Health Canada has also published proposed changes to the regulatory framework of self-care products with a plan to issue targeted changes to the Food and Drug Act in early 2019 for public consultation. Although these regulatory changes may not have a direct impact on the oversight of cannabis products at this time, they may open the possibility of an expedited regulatory pathway should an additional category for cannabis self-care products be added in time. Self-care products also require substantiating evidence for efficacy and safety derived from human clinical trials. In commencing a clinical trial program, the Company will be poised to capitalize on any changes that will facilitate the self-care market by already obtaining data to support health claims.

Markets

We believe that our focus on development of product formulations that utilize both cannabis oil and nutraceutical products, including algae oils, is a niche strategy that will give us a unique market position. While we believe that this strategy is a natural extension of existing, rapidly growing markets, there is limited data available to measure the market opportunity. With that in mind, what follows is a discussion about the cannabis oil market and the algae oil market.

Market for Cannabis Oil

The Canadian oil extraction marketplace is forecast to grow from C$1 million in 2015 to C$1.7 billion in 2020, assuming full legalization in 2018. In terms of conversion from dried marijuana to extracts/oil, due diligence has been conducted on the Colorado market, finding that 45% of dried marijuana users would eventually convert to marijuana extracts/oil. The Company assumes the market would gradually reach an approximate 45% conversion rate by 2018. Source: Mackie Research Capital Corporation, April 8, 2016 – MRCC Estimates. In addition, it is estimated that there will be 630,000 (1.7% of the population) registered medical marijuana patients in Canada by 2024, resulting in annual demand of approximately 230,000 kilograms. In 2018 it is estimated the demand by medical marijuana patients will be roughly 95,000 kilograms. Based on these forecasts, it is estimated that by 2024, the value of the Canadian medical marijuana market could be $1.9 billion to $2.6 billion. (source: Mackie Research Capital Corporation (“MRCC”). September 20, 2017). In addition, Germany and Australia and an increasing number of countries are legalizing medical marijuana, like Canada did in 1999, and government officials are making public statements suggesting that the prohibition of marijuana is ineffective policy from a public health, fiscal and social justice perspective. Licensed Canadian companies have considerable operational experience, which can be leveraged to pursue high growth opportunities in the increasing number of federal licensing opportunities in international markets.

Market for Algae Oil

The market data for algae oil is brief since our plan is to utilize algae oil in our products largely to the extent that it complements our products that contain cannabis oil. We have suspended the development of our BioSilo® algae cultivation system. However, we believe that there is still scope to leverage the research and expertise gained from our understanding of the medical properties and use of algae oil. In particular, studies have shown that EPA (eicosapentaenoic acid) and DHA (docosahexaenoic acid), which are long-chain omega-3 fatty acids, are important for proper fetal development, including neuronal, retinal, and immune function. EPA and DHA may affect many aspects of cardiovascular function including inflammation, peripheral artery disease, major coronary events, and anticoagulation. EPA and DHA have been linked to promising results in prevention, weight management, and cognitive function in those with very mild Alzheimer’s disease. Source: Advances in Nutrition -An International Review Journal January 2012. We believe we can utilize these compounds in our formulations to further enhance their medicinal benefit.

Cannabis by itself has long been used for medical purposes and in recent decades has gained significant traction in becoming a common and preferred treatment for specific ailments. Cannabis is one of the fastest growing industries in North America. The Company’s new strategic initiative will seek product development and formulation opportunities that combine the benefits of botanical oils and cannabis oils and other nutraceutical products.

The Company’s core product development strategy has been previously focused on the production of high-volume specific algae species and extraction of Essential Fatty Acids (EFAs) which is the foundation of the endocannabinoid system (ECS). The ECS is a group of endogenous cannabinoid receptors located in the mammalian brain and throughout the central and peripheral nervous systems, consisting of neuromodulatory lipids and their receptors. The extracted algae Omega 3 oil with high concentrations of DHA and EPA is used as a health supplement product. In light of the potential synergies, the Company will continue to develop its strategy to create products and formulations that combine the health benefits of cannabis oils and algae oils.

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

Sales and Distribution

We intend to develop marketing channels including but not limited to website promotion, medical doctors, product distributors, as appropriate and in compliance with the regulatory requirements. Initially, we intend to manufacture and sell our product formulations mainly through Licensed Producers and target patients, medical doctors, and product distributors, subject to regulatory requirements and restrictions including on the promotion and labelling of medical marijuana products. The Company intends to build brand awareness by working with brand/marketing management professionals, specializing in the medical health market, to have packaged products available for sale to customers.

We believe our efforts are starting to derive significant benefits and moving our business plan forward, particularly since our potential partners appear to be seeing the significant value in our first patented product formulation which has been developed as a result of the Sponsored Research Agreement with Dr. Steve Laviolette and Western University. While we were not able to move forward with certain arrangements with Licensed Producers (including 6779264 Manitoba Ltd dba Bonify as previously reported), there have been important developments with several other licensed entities who we may partner with us as follows:

Strategic International Licensed Producer: We have executed a Master Cannabis Supply Agreement for medical cannabis product supply with a strategic international licensed grower and producer – GMP facility that has access to a significant supply of low-cost dry cannabis product. As well, the grower is locally licensed to facilitate the processing and distribution of our medicinal cannabis products internationally, subject to regulatory approvals.

Licensed Producers: We have engaged in several discussions with major Licensed Producers/Distributors to sell medicinal cannabis domestically and internationally (supplied by our Strategic International Licensed Producer). As well, these companies are reviewing the strength of our IP to potentially facilitate the processing and distribution of our formulations because our formulated products do not compete with their product lines.

Licensed Processor/Pharmaceutical Company: We have engaged in several discussions with a major pharmaceutical company, international distributor and GMP manufacturer who has provided highly positive feedback of the approach Dr. Laviolette has adopted in his research and pre-clinical animal trials, the depth of research and the effective integration of the various research departments at Western University. We believe we can leverage their expertise with multiple formulations, delivery systems for improved bioavailability, including by integrating our formulation into soft gels and tablets for timed release of the formulations. We would also expect to take advantage of their supply, processing and distribution capabilities and collaborate further on R & D and human trials for our formulations.

We have reviewed our strategy and believe it is more efficient to partner with existing Licensed Producers who have facilities compliant with good manufacturing practices (GMP) necessary for the preparation of our formulations. Additionally, we are seeking our own purchase/sales, import/export license without possession under the Cannabis Act to distribute formulations and develop our brand as permitted under the Cannabis Act Regulations. We have included a full description of the cannabis-related licensing process at the end of this Business Description section for further information and disclosure. We do not require similar special licensing with respect to algae related sales.

The Company’s strategy to achieve revenue can be summarized as follows:

●	We expect revenue generation in the near term from high volume dry medical cannabis sales and have signed a Supply Agreement for that purpose.
●	We expect to generate additional revenue from our formulated products through our agreements with licensed partners.
●	We expect to provide a very specialized and unique patentable product, with more novel and patentable products to be produced over time,
●	We expect to secure a robust sales and distribution network and expand the network over time,
●	We expect to identify worldwide markets for our formulations,

While we have been in business since 2008, we have not generated any revenues to date. Our activities have been principally directed towards development of our BioSilo® algae cultivation system, as well as proving the ability of the system to scale to a level sufficient to meet commercial demand that may develop. The change in the strategy has been very much assisted by the knowledge gained from the algae cultivation plus the relationships which we have developed. The revised strategy is being very well received by suppliers and distributors as there are a number of firms who have expressed an interest to supply cannabis material for our products and to distribute it given that it has a strong basis in science and research performed through our Sponsored Research Program. These firms are also willing to enter into agreements to market the formulated product.

The Company is in the development stage and has not yet realized profitable operations and has relied on non- operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of September 30, 2017, the Company has a working capital deficiency of $975,986 (March 31, 2017 - $852,514) and an accumulated deficit of $6,338,384 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The financial information included in this Quarterly Report on Form 10-Q does not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

We continue to rely on advances and sale of equity to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurances that we will be able to continue to access advances and sales of equity, without which we will not be able to continue operations. We are pursuing additional sources of financing, but there is no assurance that additional capital will be available to the Company on acceptable terms or at all.

Marketing Strategies and Competition

Advertising and marketing of medical marijuana in Canada is regulated by the Cannabis Act, Food and Drugs Act (Canada) and the Narcotic Control Regulations issued under the Controlled Drugs and Substances Act (Canada). Licensed Producers are strictly prohibited from advertising marijuana products or promoting their use.

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

Research and Product Development Relationships and Scientific Advisors

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

Research/Expertise:

●	Tumor microenvironment of solid cancers (colorectal carcinoma);

●	Mechanisms of metastasis and its regulation by proteins at the cell surface; and

●	Development of drugs (both synthetic and natural product-derived) that interfere with cancer metastasis.

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

Dr. Kirsten Muller (PhD) – Lead Phycologist

Over 10 years’ experience researching and cultivating algae. Currently Associate Professor at the University of Waterloo and Associate Director of the Canadian Phycology Culture Centre (CPCC), which is housed within her laboratory at the University of Waterloo (500 species). She has authored over 25 papers in leading phycology journals and has received many national and international research awards. Dr. Muller won The Luigi Provasoli Award in recognition of authoring the outstanding paper published in the Journal of Phycology (Psychological Society of America) during 2011.

Dr. Brendan McConkey (PhD) – Oil Analysis

Over 7 years’ research experience as Associate Professor at the University of Waterloo. His areas of expertise include proteomics, biochemistry, toxicology, and computational biology. Research emphasis has been on interdisciplinary approaches that combine biology, chemical engineering, and computational research.

Strategic Partners:

Mark Jones

An experienced senior executive with 36 years in the Global Pharmaceutical Industry with career milestones including; President and CEO of AstraZeneca Canada; President of AstraZeneca UK and AstraZeneca Germany. Global Vice President Southern Europe.

Extensive experience in drug development as joint Global Head of AstraZeneca Cardiovascular and Respiratory Therapeutic Area Team; Global commercial lead of the international development and launch of Crestor (rosuvastatin) a $6.0 B brand.

Member of the Neuro Development Board of Canada and the Kids Brain Health Foundation Canada.

Currently Non-Executive Director of the NHS Foundation Trust Liverpool Heart and Chest Hospital Liverpool UK; Advisor to the Board of Algae Dynamics.

Mark Goldberg (Phd. in Pharmacology)

Over 25 years of experience in biomedical research and as a regulatory consultant. Currently serves on PlantForm Corporation’s Board of directors, a biopharma start–up that he founded. Is also a director of MedCannAccess and an Entrepreneur in Residence at Innovation Guelph. Did his postdoctoral work in biochemical and genetic toxicology at the Ontario Cancer Institute. Joined the department of Biomedical Sciences at the Ontario Veterinary College of the University of Guelph in 1982, and was a tenured faculty member until 1994. Was awarded the University of Guelph’s Forster Fellowship, given annually to the University’s top researcher in 1987. Is the author of more than 50 scientific publications, primarily in the cancer research field. Was co–founder of GlobalTox International Consultants, a toxicology and regulatory affairs firm and serves as its President and CEO for 17 years. Is board–certified by the American Board of Toxicology. Received the Chartered directors (C.Dir.) designation from the directors College.

Graeme G. Phipps (B.Sc.)

Oil Industry Expert

Over 30 years of oil & gas operational and management experience with Exxon, CanOxy/Nexen and Petro Canada. In 2005, he was Executive V P of PetroKazakhstan and was preparing to become President and CEO when it was successfully sold for US$4.2 billion to China National Petroleum Corporation. Mr. Phipps is a director of several public and private international oil & gas companies. He has extensive experience with financial transactions and investment banking.

Intellectual Property

We have three potential formulations – which we have termed the “F” Platforms and two provisional patents which we have filed.

F1 – a unique THC + botanical extract formulation which mitigates or eliminates the negative side-effects of THC: e.g. anxiety, depression, paranoia, cognitive/memory deficits. We expect F1 to be an alternative to opioids, thus addressing addiction and dependence and effective for pain management.

F2 – a unique CBD + select nutraceutical/dietary additives aimed at synergizing the therapeutic properties of CBD in the treatment of anxiety, depression, schizophrenia, PTSD (chronic stress induced) and addiction.

F3 – expansion of research and discovery of the novel formulations utilizing other cannabinoids in addition to THC and CBD will unravel specialized applications for targeted therapies in specific mental health symptom clusters.

History of Algae Dynamics

During 2008 and 2009, we developed the BioSilo® design. In 2010, we partnered with phycology experts Dr. Muller and Dr. McConkey at the University of Waterloo. This partnership provided us with exclusive access to proprietary algae species along with phycology expertise. Through this arrangement, we operated our laboratory and advanced from bench scale algae experiments to operating a one meter diameter BioSilo® installation. We received funding in part from Ontario Power Authority “OPA” for the design and construction of the one-meter diameter BioSilo® system. Since that time, we have updated our strategy to focus on our cannabis formulations as discussed above.

Description of Property

The Company initially entered into a five-year operating lease, expiring November 2018, for Unit 37-4120 Ridgeway Drive in Mississauga, Ontario, which consists of 2,224 square feet of office and production facilities. The rental for this facility has been extended for a further 3 years. The current space is adequate for the purpose of constructing an initial production/testing operation. The monthly base rental of the current facility is $1,390 plus the Company’s estimated portion of property taxes and operating expenses which are currently $847 per month. Beginning in November 2018 the base monthly rental of the current facility will be $1,853.

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

The Company does not intend to conduct any cannabis related business in the United States due to the uncertain regulatory environment. However, it may distribute its algae produced products (if any) to the United States nutraceutical market.

Product Approvals

Prior to commencing operations and prior to making or permitting sales of our products in a market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless may need to seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we intend to work extensively with local authorities in order to obtain the requisite approvals. We expect the approval process will generally require us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2017.

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

Results of Operations and Going Concern

We incurred a net loss of $219,553 for the period ended September 30, 2017, (2016 - $830,855). We do not anticipate having a positive net income in the immediate future. Net cash used by operations for the period ended September 30, 2017 was $137,553. These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage, in accordance with ASC 9:115 and has not yet realized profitable operations and has relied on non-operational sources to fund operations. In addition, as of September 30, 2017, the Company has a working capital deficiency of $975,986 (March 31, 2017 - $852,514) and has accumulated deficit of $6,338,384 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the company to meet its obligations as they come due and accordingly, the appropriateness, ultimately, of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

For the three months ended September 30, 2017 and 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have not begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At September 30, 2017, we had an accumulated deficit of $6,338,384. For the three month period ended September 30, 2017 and 2016, we had a net loss attributable to common stockholders of $107,087, and $489,418, respectively. The more significant expenditures decreased include professional fees which decreased by $273,898 and stock based compensation which decreased by $111,107 during the 3 month period ended September 30, 2017 compared to September 30, 2016. In addition, the accretion expense increased by $67,665, while the Company realized a recovery in the fair value exchange in derivative liability of $57,797. As a result of the Company being in a loss position, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all. These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations

Revenues

We had no revenues for the three months ended September 30, 2017 and 2016 respectively.

Operating Expenses

The operating expenses decreased in the three month period ended September 30, 2017 ($107,087) compared to the same period of 2016 ($489,418). This substantial decrease was a result of decreases in professional fees and stock based compensation and the scaling back of operations pending the receipt of financing to continue the business plan. Upon receipt of financing we expect our operating expenses to increase substantially as operating activities are appropriately funded.

Other Expenses

Nil

Net Loss

The Company recognized a net loss of $107,087 for the three month period ended September 30, 2017, as compared to a net loss of $489,418 for the same period of 2016. A number of initiatives have been accomplished during the three month period and subsequent to the three month periods. Please refer to Note 13 - Subsequent events to September 30, 2017 Condensed Interim Financial Statement.

Liquidity and Capital Resources

Net cash used by operating activities was $94,312 and $32,638 for the three month periods ended September 30, 2017 and 2016, respectively. The Company had a working capital deficiency of $975,986 as of September 30, 2017 compared to $852,514 as of March 31, 2017.

The Company does not at present have any material commitments for capital expenditures.

Additional financing

Please see the section Subsequent Event – Notes 13 of the September 30, 2017 Condensed Interim Financial Statements.

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

For the six months ended September 30, 2017 and 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At September 30, 2017, we had an accumulated deficit of $6,338,384. For the six months ended September 30, 2017 and 2016, we had a net loss attributable to common stockholders of $219,553, and $830,855, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Revenues.

We had no revenues for the six months ended September 30, 2017 and 2016.

Operating Expenses

The operating expenses decreased in the six month period ended September 30, 2017 ($219,553) compared to the same period of 2016 ($830,855). The most significant decrease in the expenses is attributable to professional fees which decreased by $445,160 and there was a decrease in the stock based compensation of $244,020, an increase in the research and development of $44,834 and an increase in the accretion expense of $134,831. The accretion expense has increased as the convertible financing being used has a fixed price range with a very short maturity date. The convertibles with the fixed price range were converted into shares as all the short term convertible have now been converted into shares. Please see Note 13 to the September 30, 2017 Condensed Interim Financial Statements.

Other Expenses.

None

Net Loss.

The Company recognized a net loss of $219,553 for the six month period ended September 30, 2017 as compared to a net loss of $830,855 for the same period of 2016. Changes in net loss are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources.

Net cash used by operating activities was $137,553 and $123,084 for the six month period ended September 30, 2017 and 2016, respectively. The decrease is mainly attributable to the delay in the implementation of the business plan.

The Company had a working capital deficiency of $975,986 as of September 30, 2017 compared to $852,514 as of March 31, 2017.

The current level of development activity necessitates a cash requirement of approximately $60,000 per month. This monthly cash requirement will increase as the Company begins operations.

The Company does not have any material commitments for capital expenditures.

Additional financing

The financing referenced in Note 13 of the September 30, 2017 Condensed Interim Financial Statements has provided working capital for the Company to initiate the execution of the business plan. Plans are now in process to undertake a larger capital raise in order to fully implement the business plan as described in this document.

If the funding from the planned capital raise is not available in a timely manner, then management will continue to forego salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares, preferred share offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the cannabis industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of September 30, 2017, the Company has a working capital deficiency of $975,986 (March 31, 2017 - $852,514) and an accumulated deficit of $6,338,384 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Recent Accounting Pronouncements

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance does not have a material impact on the Company’s financial statements.

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides clarity to preparers on the treatment of eight specific items within an entity’s statement of cash flows. The guidance becomes effective for all public entities in fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption of the guidance, including within an interim period, is permitted. The guidance is not expected to have an impact on the Company’s financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

●	We have developed documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2017. We plan to progressively implement the written policies and procedures commencing in the immediate future. However, until all of the internal controls and procedures are fully implemented there will continue to be some weaknesses in the system.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations at the present time, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

●	Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only one independent member. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

●	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of September 30, 2017.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On October 24, 2017 the Company was named in Brampton Small Claims Court entitled Questrade, Inc. v. Algae Dynamics Corp. (the “Claim”). The Claim seeks payment of Cdn$29,941 for payments allegedly owed under a Consulting Agreement with the Company in which Questrade was to provide certain financial advisory services. The Company has filed a general denial of liability on the basis that services were not provided or alternately disputing the amount claimed. A hearing date of February 6, 2018 was originally set by the Small Claims Court but an adjournment and rescheduling has been requested by Questrade Inc. The matter has had an initial trial date with a subsequent date scheduled for March 14, 2019.

Item 1A. Risk Factors.

See the risk factor identified in the Company’s Form 10-K filed for March 31, 2017 which are incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities, please refer to Notes 8a and 13 on the September 30, 2017 Condensed Interim Financial Statements.

Issued and Outstanding

Nil

Shares to be issued – Please see the Note 8a to the September 30, 2017 Condensed Interim Financial Statements

Each of these issuances was exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereunder. No commissions were paid in connection with such issuances

Item 3. Defaults Upon Senior Securities.

There was a default on the GHS Investment as the covenant under the agreement for the Company to remain current in its reporting. The Convertible Note including the penalty has now been paid in full.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Please refer to Subsequent Event Note 13 of the September 30, 2017 Condensed Interim Financial Statements.

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

Algae Dynamics Corp.
a Canadian Corporation

Date: January 29, 2019	By:	/s/ Ross Eastley
Ross Eastley
Chief Financial Officer
(Chief Financial and Principal Accounting Officer)

