Form 10-Q
period 2017-12-31
Algae Dynamics Corp.
filed 2019-01-30
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended December 31, 2017

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

As of January 16, 2019, there were 20,136,377 shares of the issuer’s non-par value common shares issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ALGAE DYNAMICS CORP.

Condensed Interim Balance Sheets

(Stated in Canadian Dollars)

(Unaudited)

	As at December 31,	As at March 31,
	2017	2017

ASSETS

Current Assets
Cash	$5,139	$87
Prepaid expenses	27,881	32,878
Amounts receivable, net	5,806	11,963
Advances to shareholders and related parties (Note 11)	54,596	-
Total Current Assets	93,422	44,928

Equipment and leasehold improvements, net (Note 3)	36,048	47,828

Total Assets	$129,470	$92,756

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$382,963	$286,792
Advances from shareholders and related parties (Note 4)	-	22,347
Promissory note (Note 6a)	-	16,456
Term loan (Note 5)	51,223	48,894
Convertible notes (Note 6b, 6c and 6d)	74,232	26,076
Convertible notes, short term (Note e)	54,506	-
Derivative liability (Note 7)	65,863	260,677
Warrant liability (Note 8b)	59,949	236,200
Total Current Liabilities	688,736	897,442

Going Concern (Note 1)
Commitments and Contingencies (Note 10)

STOCKHOLDERS’ (DEFICIENCY)

Common stock (Note 8a), no par value, unlimited amount
authorized, 14,013,708 issued and outstanding
as of December 31, 2017, (March 31, 2017 - 13,337,521)	4,259,176	4,313,931
Additional paid in capital (Notes 8b and 8c)	1,180,662	1,016,324
Equity to be issued (Note 8a)	430,488	-
Accumulated deficit	(6,429,592)	(6,134,941)
Total Stockholders’ (Deficiency)	(559,266)	(804,686)

Total Liabilities and Stockholders’ (Deficiency)	$129,470	$92,756

These condensed interim financial statements are approved by the Directors:

signed “Cameron McDonald”	signed “Blair Mullin”
Director	Director

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Operations

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the	For the	For the
	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

OPERATING EXPENSES
Accretion expenses (Notes 5 and 6)	$75,556	$13,941	$220,100	$22,897
Application and membership fees	3,282	3,247	10,095	9,740
Amortization expense (Note 3)	1,662	4,356	11,780	13,068
Bad debt recovery (Note 11)	-	-	(8,300)	-
Business development	1,752	1,309	2,629	5,767
Fair value change in derivative liability (Note 7)	(201,105)	-	(319,949)	-
Foreign exchange recovery	6,471	2,034	(2,814)	2,352
Gain on settlement of debt (Note 7c)	-	-	-	(72,924)
Interest	37,279	1,863	79,244	3,564
Loss on extinguishment of debt (Note 6, 10a and 13)	-	471,412	-	544,066
Management fees (recovery)	-	-	(8,125)	-
Occupancy costs	8,835	7,981	25,332	23,028
Office and general	(2,184)	1,040	5,044	3,413
Professional fees (Notes 8a, 8b, 8c and 12e)	29,529	258,484	69,623	743,738
Research and development	61,773	1,030	111,773	6,195
Stock based compensation (Note 8c)	62,914	158,573	96,448	436,127
Telephone and internet services	3,227	3,290	8,702	8,720
Travel	1,441	5,018	9,179	14,682
Total Operating Expenses	90,433	933,578	310,761	1,764,433

Net loss before income taxes	90,433	933,578	310,761	1,764,433
Deferred income tax recovery		(17,913)	-	(17,913)
Net Loss for the Period	$90,433	$915,665	$310,761	$1,746,520

Net loss per common share - basic and diluted	$0.01	$0.09	$0.02	$0.17

Weighted average common shares outstanding - basic and diluted	14,013,708	10,589,979	13,500,567	10,138,140

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Stockholders’ Equity (Deficiency)

(Stated in Canadian Dollars)

(Unaudited)

	Common	Common	Additional	Equity
	Shares	Shares	Paid in	to be	Accumulated	Stockholders’
	Number	Amount	Capital	Issued	Deficit	(Deficiency)

March 31, 2017	13,337,521	$4,313,931	$1,016,324	$-	$(6,134,941)	$(804,686)

Warrants expired (Note 8b)	-	-	(16,110)	-	16,110	-
Stock based compensation shares cancelled (Notes 8a)	(600,000)	(84,000)	-	-	-	(84,000)
Stock options			81,448			81,448
Stock based compensation transferred to Deferred share units, with the cancellation completed after the year end (Note 8a)	1,050,000	-	99,000	-	-	99,000
Deferred Share Units issued			-			-
Commitment shares issued on convertible note (Notes 6c and 6d)	200,000	25,245	-	-	-	25,245
Shares to be issued for conversion convertible notes (Note 6e)	-	-	-	403,303	-	403,303
Shares issued to consultants as compensation for services (Note 8a)	26,187	4,000	-	-	-	4,000
Shares to be issued to consultants as compensation for services (Note 8a)	-	-	-	27,185	-	27,185
Net loss for the period	-	-	-	-	(310,761)	(310,761)
December 31, 2017	14,013,708	$4,259,176	$1,180,662	$430,488	$(6,429,592)	$(559,266)

The accompanying notes are an integral part of these condensed interim financial statements

ALGAE DYNAMICS CORP.

Condensed Interim Statements of Cash Flows

(Stated in Canadian Dollars)

(Unaudited)

	For the	For the
	Nine Month	Nine Month
	Period Ended	Period Ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities

Net loss for the period	$(310,761)	$(1,746,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	220,099	22,897
Amortization	11,780	13,068
Change in warrant liability (Note 8b)	(203,000)	16,042
Deferred income tax recovery	-	(17,913)
Fair value change in derivative liability (Note 7)	(319,949)	-
Foreign exchange (recovery)	(13,434)	52
Gain on settlement of debt	-	(72,924)
Loss on extinguishment of debt	-	544,066
Shares issued and to be issued for services (Note 8a)	31,186	585,351
Stock based compensation (Note 8c)	96,448	436,127

Change in operating assets and liabilities
Prepaid expenses	4,997	(8,050)
Amounts receivable	6,157	398
Accounts payable and accrued liabilities	114,606	26,839
Net cash flows used in operating activities	(361,871)	(200,297)

Cash flows from financing activities
Advances from shareholders	(76,943)	93,061
Convertible notes	578,123	67,595
Convertible note repaid	(70,482)
Promissory note repaid	(63,775)
Term loan proceeds	-	40,000
Warrant exercise proceeds	-	2,318
Net cash flows from financing activities	366,923	202,974

Net change in cash	5,052	2,677
Cash position - beginning of period	87	173

Cash position - end of period	$5,139	$2,850

Supplemental Information:

Income taxes paid	$-	$-
Interest paid	-	-
Common shares and shares to be issued for services (Note 8a)	100,000	686,931
Common shares issued for debt settlement and conversion of convertible debt	2,541,781	1,065,152

The accompanying notes are an integral part of these condensed interim financial statements

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

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

These unaudited condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2017, the Company has a working capital deficiency of $595,314 (March 31, 2017 - $852,514) and an accumulated deficit of $6,429,592 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at December 31, 2017, and the results of its operations for the nine month periods ended December 31, 2017 and 2016 and its cash flows for the nine month periods ended December 31, 2017 and 2016. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

3.)	Equipment and Leasehold Improvements

	December 31, 2017		March 31, 2017
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$3,558	$2,761	$3,558	$2,530
Production equipment	67,367	40,419	67,367	35,663
Leasehold improvements	42,290	33,987	42,290	27,194
Total	$113,215	$77,167	$113,215	$65,387
Net carrying amount		$36,048		$47,828

During the nine month period ended December 31, 2017, the Company recorded total amortization of $11,780 (December 31, 2016 - $13,068) which was recorded to amortization expense on the condensed interim statements of operations.

4.)	Advances from Shareholders

As at December 31, 2017, the Company had received cumulative net working capital advances in the amount of $Nil (March 31, 2017 - $22,347) from two shareholders who are also officers and directors of the Company. The advances from shareholders are unsecured, non-interest bearing and payable upon demand.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

5.)	Term Loans

(a)	Term loan issued May 4, 2016

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The loan matured on November 30, 2017 and the terms specified a 30% premium to be paid at that time. The 30% premium is recognized as an expense over the term of the loan and is amortized on the condensed interim statements of operations. During the three and nine month periods ended December 31, 2017 the Company recorded accretion expense of $777 and $2,930, respectively (2016 - $2,000 and $10,956, respectively). The loan was initially scheduled to mature on August 28, 2016 but an extension was agreed to with the same terms. The unsecured loan has been extended indefinitely until the Company has the appropriate liquidity to repay the initial loan plus the premium.

(b)	Term loan issued August 18, 2017

In order to satisfy the repayment terms of the securities purchase agreement and convertible note (see Note 6b) GHS Investments, LLC (“GHS”) and the Company agreed to a short term loan which was paid in full by the Company in November 2017.

6.)	Convertible Notes

The carrying values of the Company’s secured convertible notes consist of the following as of December 31, 2017 and March 31, 2017 respectively:

Convertible Notes	December 31, 2017	March 31, 2017

USD$50,000 face value convertible note due August 15, 2017 a	$-	$(26,076)
USD$56,000 face value convertible note due August 18, 2017, b	-	(16,456)
USD$50,000 face value convertible notes due June 21, 2018, c	(37,009)	-
USD$50,000 face value convertible note due July 25, 2018, d	(37,223)	-
USD$20,000 face value convertible note due January 2, 2018, e	(24,731)	-
USD$25,000 face value convertible note due January 15,2018, e	(29,775)	-
	$(128,738)	$(42,532)

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

6.)	Convertible Notes (continued)

(a)	Promissory Note

On February 14, 2017, the Company issued a USD$50,000 ($65,350) face value convertible promissory note, due August 15, 2017 to Salamon Partners LLC (“Salamon”) for net proceeds of USD$47,500. which consisted of the principal amount, net of transaction cost of US$2,500. The Salamon Note accrues interest at 12% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a variable conversion price of 65% of market per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below the conversion price of the Salamon note. The Salamon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to our stock due to the variability in the conversion price and the down-round protection features afforded to the holder as well as the foreign exchange rate fluctuations. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. On August 15, 2017, the Company paid a total of USD$53,000 ($67,591) which consisted of the principal amount due USD$50,000 ($63,775) plus accrued interest USD$3,000 ($3,816). During the three and nine month periods ended December 31, 2017, the Company recorded an accretion expense of $Nil and $48,499, respectively (2016 - $Nil and $Nil, respectively) as the discount to the carrying value of the notes.

(b)	Securities Purchase Agreement and Convertible Note

On November 18, 2016, the Company issued a USD$56,000 ($76,382) face value secured convertible note, due August 18, 2017 to GHS for net proceeds of USD$50,000 ($67,595). The GHS Note is secured and accrues interest at 12% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at variable conversion price of 62% of market per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock price per share below the conversion price of the GHS Note. The GHS Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to our stock due to the variability in the conversion price and the down-round protection features afforded to the holder as well as the foreign exchange rate fluctuations. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the fiscal year, the Company repaid the convertible note in full (see Note 5b). During the three and nine month periods ended December 31, 2017, the Company recorded an accretion expense of $Nil and $45,854, respectively (2016 - $11,941 and $11,941, respectively) as the discount to the carrying value of the notes.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

6.)	Convertible Notes (continued)

(c)	Convertible Note – issued June 21, 2017

On June 21, 2017, the Company commenced a financing of up to USD$500,000 of one-year 12% convertible notes. The notes are convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and are subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition, the Company shall issue pro rata to the purchasers of the first USD$100,000 of notes an aggregate of 200,000 common shares as a commitment fee. On June 21, 2017, the Company issued two notes totaling USD$50,000 ($66,451). The Company also granted 200,000 common share purchase warrants to the holders of the USD$50,000 notes. Each warrant is exercisable into one common share at USD$0.50 for a period of five years. The Company has concluded that the embedded conversion option and warrants are not indexed to our stock due to the down-round protection features afforded to the holder and foreign exchange rate fluctuations. Therefore, the embedded conversion option and warrants are subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the three and nine months periods ended December 31, 2017, the Company recorded an accretion expense of $13,939 and $29,086, respectively (2016 - $Nil and $Nil, respectively) as the discount to the carrying value of the notes.

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

On July 25, 2017, the Company added a second one-year 12% convertible note as a continuation of the financings commenced with the convertibles notes on June 21, 2017 (Note 6a). The amount of this convertible note is USD$50,000 ($62,535). The note is convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and is subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition, the Company shall issue pro rata to the purchasers of the first USD$100,000 of notes an aggregate of 200,000 common shares as a commitment fee. The Company also granted 200,000 common share purchase warrants to the holder of the USD$50,000 note. Each warrant is exercisable into one common share at USD$0.50 for a period of five years. The Company have concluded that the embedded conversion option and warrants are not indexed to our stock due to the down-round protection features afforded to the holder and foreign exchange rate fluctuations. Therefore, the embedded conversion option and warrants are subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the three and nine month periods ended December 31, 2017, the Company recorded an accretion expense of $11,542 and $19,798, respectively (2016 - $Nil and $Nil, respectively) as the discount to the carrying value of the notes.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

6.) Convertible Notes (continued)

(e) Convertible Notes, short term – issued August to November 2017

The Company issued several convertible notes on August 14, 2017 with a face value of USD$53,000 ($67,602), maturity date of October 13, 2017, September 18, 2017 with a face value of USD$10,000 ($12,238), maturity date November 20, 2017, October 27, 2017 with face value of USD$250,000 ($321,850), maturity date December 27, 2017, November 1, 2017 with face value of USD$20,000, maturity date January 2, 2018, ($25,770) and November 13, 2017 with face value of USD$25,000 ($31,833), maturity date January 15, 2018 for a total of USD$358,000 ($459,293). The notes have all matured two months after issuance and converted into a total of 3,639,931 common shares at the conversion rate of USD$0.10 during the year. The Company issue 2,541,781 common shares during the fiscal year ending March 31, 2018 with the remaining 1,098,150 issued subsequent to March 31, 2018 (Note 13). The Company agreed to issue an additional 159,023 warrants with an exercise price of $0.75 and an expiry of January 2, 2020, in connection with conversions. During the period ended December 31, 2018, the Company recorded an accretion expense of $24,458 as the discount to the carrying value of the notes (2016 - $Nil). During the three and nine months periods ended December 31, 2017, the Company recorded an accretion expense of $50,075 and $74,533, respectively (2016 - $Nil and $Nil, respectively) as the discount to the carrying value of the notes.

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

Discounts on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. The discount to the carrying value of the convertible notes is being amortized as a non cash interest expense over the term of the promissory note using the effective interest rate method. Amortization of discounts on the convertible notes in accretion expense amounted to $220,100 during the nine month period ended December 31, 2017 (December 31, 2016 - $22,897).

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

7.)	Derivative Liability

The Company follows the provisions of ASC 820 with respect to our financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of December 31, 2017 and 2016 respectively, are all measured at fair value using Level 1 inputs. Level 1 inputs are observable inputs that are supported by market activity.

The compound embedded derivative and warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the income will reflect the volatility in these estimate and assumption changes. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of December 31, 2017:

Compound Embedded Derivative:

	December 31, 2017	March 31, 2017
Stock Price	$0.071 USD	$0.23 USD
Risk free rate	1.76%	1.02%
Expected volatility	179%	308%
Conversion/Exercise price	$0.07 USD	$0.145 USD
Expected dividend rate	0%	0%
Expected life (in years)	0.47	0.38

Derivative Liability Warrants

	December 31, 2017	March 31, 2017
Stock Price	$0.071 USD	N/A
Risk free rate	2.20%	N/A
Expected volatility	212%	N/A
Conversion/Exercise price	$0.50 USD	N/A
Expected dividend rate	0%	N/A
Expected life (in years)	4.47	N/A

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

8.)	Capital Stock

(a) Common Shares

Authorized

The Company is authorized to issue an unlimited number of common shares with no par value.

Issued and Outstanding

Under the terms of convertible notes issued on June 21, 2017, for USD$50,000 ($66,550), the Company agreed to issue 100,000 common shares valued using convertible debt issue market share price at $13,989 as a commitment fee. The note matured on June 21, 2018 and a total of 560,000 common shares were issued on maturity plus 200,000 purchase warrants were also issued on June 21, 2017. One purchase warrant can be exchanged for one common share for USD$0.50 at any time until June 21, 2022.

Under the terms of a convertible note issued on July 25, 2017, for USD$50,000 ($62,535), the Company agreed to issue 100,000 common shares valued using convertible debt issue date market share price at $11,256 as a commitment fee. The note matured on July 25, 2018 and a total of 560,000 common shares were issued on maturity plus 200,000 purchase warrants were also issued on July 25, 2017. One purchase warrant can be exchanged for one common share for USD$0.50 at any time until July 25, 2022.

On November 8, 2017, the Board approved the award of an aggregate of 1,050,000 common shares to three management personnel for services rendered, these shares were subsequently cancelled and awarded as deferred share units. In addition, the Board cancelled an aggregate of 600,000 common shares awarded in a prior period to three management personnel.

On December 1, 2017, the Company entered into an agreement with 908746 Ontario Inc., for the provision of advisory services for ongoing capital market activities including investor relations. Under the terms of this agreement, a total of 26,187 were issued for professional services during the period ended December 31, 2017.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

8.)	Capital Stock (continued)

Equity to be issued

On April 9, 2017, the Company signed a 12-month consulting agreement. The terms of the agreement include the provision of 100,000 common stock on signing, valued at USD$20,390 ($27,186). See Note 10.

Under the terms of the convertible notes issued October to November 2017 (Note 6 (e)), four of the convertibles notes had matured and the Company had a commitment to issue 3,182,219 Common shares. The shares were issued subsequent to December 31, 2017.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

8.)	Capital Stock (continued)

(b) Warrants

As at December 31, 2017, the following warrants were outstanding:

					Fair Value at
					December 31, 2017
Expiration Date	Number of Warrants	Number of Warrants Exercisable	Weighted Average Exercise Price		of Vested Warrants – Liability
December 31, 2018, ii.)	275,000	50,000	USD$	0.04
				$(0.05)	$2,600
January 17, 2022, iii.)	900,000	900,000	USD$	0.65
				$(0.83)	$30,600
June 21, 2022, iv.)	200,000	200,000	USD$	0.50
				$(0.63)	$13,352
July 25, 2022, v.)	200,000	200,000	USD$	0.50
				$(0.63)	$13,397
	1,575,000	1,350,000		$0.64	$59,949

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

December 31, 2017 and 2016

8.)	Capital Stock (continued)

(b) Warrants (continued)

ii.) In connection with a consulting agreement with Connectus, Inc. (see Note 10), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.054) at any time prior to April 1, 2017. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years. On December 27, 2016, the Company extended the agreement and the expiry date of the warrants to December 31, 2017. On January 23, 2017, the Company approved the vesting of 100,000 warrants of which 50,000 were exercised on March 21, 2017. This leaves a balance of 275,000 warrants remaining under the contract of which 50,000 were exerciseable at March 31, 2018 and March 31, 2017. The Company approved a further extension to the agreement to December 31, 2018, with the vested warrants being extended to March 31, 2019. The fair value of $2,600 of the warrants was estimated at December 31, 2017 using the Black-Scholes model, based on the following assumptions: expected dividend yield of 0%; risk free interest rate of 1.53%; expected volatility of 106.3%; and expected term of 1.0 years.

iii.) During the year ended March 31, 2017, the Company issued 900,000 warrants of the Company valued at $566,100 for services rendered. Each warrant entitled the holder to purchase one common share at an exercise price of USD$$0.65 ($0.82) for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $566,100 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.09%; expected volatility of 140%; and expected term of 5 years. The fair value of $30,600 of the warrants was estimated at December 31, 2017 using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.81%; expected volatility of 108.5%; and expected term of 4.05 years.

iv.) On June 21, 2017, the Company issued 200,000 warrants of the Company valued at $23,359 (USD$17,550), pursuant to the financing described in Note 6(c). Each warrant entitles the holder to purchase one common share at an issue price of USD$0.50 for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $23,359 was estimated using the binomial-lattice-based valuation model, based on the following weighted average assumptions: stock price of USD$0.11; expected dividend yield of 0%; risk free interest rate of 1.28%; expected volatility of 223%; and expected term of 5 years. See valuation and assumption as at December 31, 2017 in Note 7.

v.) On July 25, 2017, the Company issued 200,000 warrants of the Company valued at $17,935 (USD$14,340), pursuant to the financing described in Note 6(d). Each warrant entitles the holder to purchase one common share at an issue price of USD$0.50 for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $17,935 was estimated using the binomial-lattice-based valuation model, based on the following weighted average assumptions: stock price of USD$0.11; expected dividend yield of 0%; risk free interest rate of 1.90%; expected volatility of 226%; and expected term of 5 years. See valuation and assumption as at December 31, 2017 in Note 7.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

8.)	Capital Stock (continued)

(b) Warrants (continued)

8ASC 815 “Derivatives and Hedging” indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity. As a result, warrants with a USD exercise price have been treated as derivatives and recorded as liabilities carried at their estimated fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statements of operations.

The continuity of warrants for the period ended December 31, 2017 as follows:

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, March 31, 2017	1,197,500	$0.68
Issued	400,000	$0.64
Expired, unexercised	(22,500)	$1.12
Balance, December 31, 2017	1,575,000	$0.64

As at December 31, 2017, the fair value of the 1,575,000 (March 31, 2017 – 1,175,000) warrants exercisable was $71,649 (March 31, 2017 - $298,700) which was estimated using the option pricing models based on the assumptions mentioned in Note 8 b) ii.) to b) vi.).

Of this amount, $59,949 (March 31, 2017 - $236,200) was reflected as a liability as at December 31, 2017, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at December 31, 2017.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 12). The Company’s computation of expected volatility during the nine months ended December 31, 2017 and 2016 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

8.)	Capital Stock (continued)

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. The maximum number of options that may be issued under the plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 2,102,056 as at December 31, 2017 (March 31, 2017 – 2,000,628).

The total number of options outstanding as at December 31, 2017 was 1,545,000 (2016 – 930,000). On November 10, 2017, 850,000 options were granted to officers and consultants of the Company. The exercise price of these options is $0.15. Of this grant 680,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 170,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date.

The activities in options outstanding are as noted below:

	Number of	Weighted Average
	Options	Exercise Price
Balance, March 31, 2017	695,000	$0.99
Granted	850,000	$0.15
Balance, December 31, 2017	1,545,000	$0.53

The following table presents information relating to stock options outstanding and exercisable at December 31, 2017.

	Options Outstanding		Options Exercisable
		Weighted			Weighted
		Average		Weighted	Average
		Remaining		Average	Remaining
	Number of	Contractual	Number of	Exercise	Contractual
Exercise Price	Options	Life (Years)	Options	Price	Life (Years)
$1.73	185,000	1.96	185,000	$1.73	1.96
$2.43	85,000	3.02	85,000	$2.43	3.02
$0.38	425,000	3.82	311,667	$0.38	3.82
$0.15	850,000	4.83	269,167	$0.15	4.83
$0.53	1,545,000	4.11	850,833	$0.53	3.66

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

9.)	Income Taxes

The Company has no taxable income under Canadian Federal and provincial tax laws for the three and nine month periods ended December 31, 2017 and 2016. The Company has non-capital loss carryforwards at December 31, 2017, total of approximately $3,948,000, which may be offset against future taxable income. If not used, the loss carryforwards will expire between 2019 and 2037.

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

2018 (remaining)	$6,867
2019	$28,685
2020	$32,763
2021	$33,875
2022	$23,500

For the three and nine month periods ended December 31, 2017, occupancy costs related to this lease were $6,544 and $19,679 (December 31, 2016 – $6,500 and $19,499).

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

December 31, 2017 and 2016

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

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 62.5% threshold was reached during the period ended December 31, 2017; however, the Company has further deferred any regular commitments for salaries until the Company has sufficient liquidity to sustain salary payments on an ongoing basis. The Board will on a periodic basis as funds are available make non regular payments. For the period ended December 31, 2017, no salary commitments were accrued or expensed in the condensed interim statements of operations (December 31, 2016 - $Nil).

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

10.)	Commitments and Contingencies (continued)

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

On February 23, 2017, the Company entered into a three year sponsored research contract with the University of Waterloo commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $130,000 upon start date of the project, $130,000 on completion of Year 1 and $130,000 on completion of Year 2, plus the Company will make an in-kind contribution valued at $70,000 in each of the 3 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of December 31, 2017, the Company has made a payment of $30,000 pursuant to this agreement. As of November 30, 2018 the Company has made payments totaling $130,000 under the terms of the payment schedule agreed to with the University.

On March 13, 2017, the Company entered into a four year sponsored research contract with the University of Western Ontario commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $210,000 upon execution of the agreement, $210,000 on completion of Year 1, $210,000 on completion of Year 2 and $210,000 on completion of Year 3, plus the Company will make an in-kind contribution valued at $62,500 in each of the 4 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product once the gross sales exceed $1,000,000. As of December 31, 2017, the Company has made payments totaling $80,000 pursuant to this agreement. As of November 30, 2018, the Company had made additional payments totaling $230,000 pursuant to the terms of the agreement as agreed to with the University.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

10.)	Commitments and Contingencies (continued)

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

10.)	Commitments and Contingencies (continued)

ii)	The processing of cannabis material supplied by Bonify and other licensed producers in the oil extraction facility;

iii)	The supply of cannabis oil and algae omega-3 oils to The University of Waterloo and University of Western Ontario to support the sponsored research agreements that the Company has in place with the two universities (See Note 10);

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

The Company, as the industry partner, is the participant in a Project Grant of up to $400,000 from the Mitacs Accelerate program, that will be delivered directly to Western University through eligible internships. The financial contribution by the Company which is $180,000 for this grant is part of the funding included in the research agreement the Company signed with the university and announced on March 13, 2017. To-date the Company has paid the initial of two installments to Mitacs, with the remaining installments being invoiced by Mitacs to the Company throughout the duration of the project. The balance of the $400,000 award ($220,000) will be provided by Mitacs. The project started on December 1, 2017 and is scheduled to operate for two (2) years. The extent of the announced award from Mitacs of $400,000 to be paid directly to the university by Mitacs is dependent on the funding provided by the Company and the number of interns employed in the project. The Company has paid $30,000 with a further commitment of $24,000 in 2017 – 2018. The commitment by the Company for 2018 – 2019 is $66,000 and in 2019 – 2020 is $60,000.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

10.)	Commitments and Contingencies (continued)

iii)	broker warrants entitling the Agent to purchase, equal to the issue price, the number of common shares that is equal to 6% of the number of common shares sold pursuant to the offering, except for sales to persons on the President’s List, in respect of which the broker warrants shall entitle the Agent to purchase the number of common shares that is equal to 2% of the number of common shares sold to such persons. The broker warrants shall have a term of 2 years and an exercise price equal to the offering price of the common shares.

11.)	Related Party Transactions

Included in advances to shareholders and related parties is an amount of $54,596 from three officers of the Company as at December 31, 2017 (2016 - $21,064), who is also a director and officer of the Company for funds advanced under his employment agreement (See Note 10). The amount receivable is unsecured, non-interest bearing, repayable upon demand and $9,356 (2016 - $Nil) was offset by an allowance for doubtful accounts and a recovery of $8,300 is shown as a recovery on the condensed interim statements of operations for the period ended December 31, 2017.

12.)	Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at December 31, 2017, the Company had cash of $5,139 (March 31, 2017 - $87) to settle current liabilities of $688,736 (March 31, 2017 - $897,442). All of the Company’s financial liabilities other than the warrant liability of $59,949 (March 31, 2017 - $236,200), the term loan of $51,223 (March 31, 2017 - $48,894), the convertible notes of $74,232 (March 31, 2017 - $26,076), short term convertible notes $54,506 (March 31, 2017 - $Nil) and derivative liability of $65,863 (March 31, 2017 - $260,677) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

December 31, 2017 and 2016

12.)	Financial Instruments (continued)

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at December 31, 2017, the Company held $5,139 (March 31, 2017 - $87) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Certain of the Company’s debt obligations are denominated in U.S. dollars. Management does not hedge its foreign exchange risk.

(d) Interest rate risk

As at December 31, 2017, the Company does not have any non-fixed interest-bearing debt. Management believes that the interest rate risk concentration with respect to financial instruments included in assets and liabilities has been reduced to the extent presently practicable.

(e) Derivative liability – embedded derivative and warrant liabilities

In connection with the consulting and investment agreements, the Company granted warrants to purchase up to 1,575,000 common shares of the Company as disclosed in Note 8(b). The warrants have an exercise price of USD$0.04 ($0.05) for Connectus warrants, USD$0.65 ($0.83) for Midtown warrants and USD$0.50 ($0.63) for the investment placed in June and July 2017. The Connectus warrants are exercisable at any time prior to December 31, 2018 (See Note 10), the Midtown warrants are exercisable at any time prior to January 16, 2022, the warrants for the investments undertaken in June are exerciseable prior to June 21, 2022 and the warrants for the investment undertaken in July are exercisable prior to July 25, 2022. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

12.)	Financial Instruments (continued)

(e) Derivative liability – embedded derivative and warrant liabilities (continued)

	Fair Value at	Fair Value Measurement Using
	December 31, 2017	Level 1	Level 2	Level 3
Derivative liability – Warrants	$59,949	$-	$-	$59,949

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2017 and March 31, 2017:

	Nine months ended	Year ended
	December 31, 2017	March 31, 2017
Balance at beginning of year	$236,200	$27,479
Derivative instruments granted or vested	41,294	633,000
Derivative instruments exercised	-	(55,321)
Change in fair market value, recognized in operations as professional fees	(217,545)	(368,958)
Balance at end of period	$59,949	$236,200

See Note 8(b).

These instruments were valued using pricing models that incorporate the price of a share of common stock, expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the warrants issued for services using the Black-Scholes model and for convertible debt financings using the binomial-lattice-based valuation model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended December 31, 2017 and March 31, 2017.

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

12.)	Financial Instruments (continued)

(e) Derivative liability – embedded derivative and warrant liabilities (continued)

The following are the key weighted average assumptions used in connection with the estimation of fair value as at December 31, 2017:

	December 31, 2017		March 31, 2017
Number of shares underlying the warrants		1,575,000		1,175,000
Fair market value of the stock		$0.071		$0.3061
Exercise price	USD$	0.5($0.64)	USD$	0.5($0.68)
Expected volatility		212%		229%
Risk-free interest rate		2.20%		1.03%
Expected dividend yield		0%		0%
Expected warrant life (years)		3.64		3.85

13.)	Subsequent Events

Subsequent to March 31, 2018 year end, the Company submitted a provisional patent which is a result of the research being undertaken at Western University under the terms of the Sponsored Research Agreement with the university. The provisional patent has been assigned to the Company. The provisional patent is applicable to the use of botanical oils in conjunction with cannabis oils for medical purposes.

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

Subsequent to the March 31, 2018 year end, the Company undertook the raising of additional capital. The capital raise initially consisted of a $100,000 convertible debenture which is exercisable into common shares of the Company at a fixed rate of $0.25 per share up until July 19, 2021. In addition, the Company completed a private placement in the amount of $947,117 issued at $0.40 per common share plus one-half warrant. A whole warrant can be exchanged for one common share at $0.75 per share up until October 26, 2020.

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

Algae Dynamics Corp.

Notes to the Condensed Interim Financial Statements

(Stated in Canadian Dollars)

(Unaudited)

December 31, 2017 and 2016

13.)	Subsequent Events (continued)

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

On January 15, 2018, 475,000 options were granted to officers and consultants of the Company. The weighted average exercise price of these options is $0.19. Of this grant, 390,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 85,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date.

Subsequent to December 31, 2017 and during the year ended March 31, 2018, the Company recorded $348,851 (2017 - $Nil) as additional capital for the issuance of 3,457,740 deferred share units issued to officers in lieu of compensation for past service. Deferred share units represent a commitment to issue restricted shares upon request or termination at some date in the future. Accordingly, the measurement date for this commitment has not been determined and therefore the commitment requires re-measurement at each reporting period until it is fulfilled.

Subsequent to December 31, 2017 and during the year ended March 31, 2018, the Company recorded a recovery of $84,000 (2017 -$393,184) as a result of shares forfeited by management. Additionally, subsequent to the end of the period and during the year ended March 31, 2018, the Company recorded $31,186 (2017 - $782,993) as professional fees for services rendered related to common shares issued or to be issued to consultants.

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

Next Steps:

●	To fully exploit our competitive advantage, we intend to: Sign agreements with Licensed Producers/Distributors to sell medicinal cannabis domestically and Internationally
●	Schedule cannabis deliveries from JMCC (signed Supply Agreement) for supply of high-volume dry medicinal cannabis to Licensed Producers/Distributors
●	Initiate human trials to further support our research and animal clinical trial results
●	Secure license from Health Canada for Purchase/Sale, Import/Export - the Cannabis Act (non-possession)
●	Formalize agreement with Licensed Processor – GMP facility, to package and distribute formulations
●	Secure funding and list on the Canadian Securities Exchange (CSE) – dual listing
●	Build brand awareness for sales and export – scientifically supported
●	Support Universities on-going product development - Uniqueness (scientific data)
●	File Provisional Patent Product Applications

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

Recent Developments in our Commercialization Strategy

As of the date of this Quarterly Report on Form 10-Q the Company, through its Sponsored Research Programs, has developed a very unique formulation involving cannabis and other nutraceutical products. We have submitted provisional patent applications for these formulations. The intellectual property (IP) protection of our formulations through appropriate patents will position us to formalize negotiations and eventually enter into domestic and international production and distribution agreements with Licensed Producers, or their equivalent in other jurisdictions. Our discussions with LPs have included production, distribution and related collaborative initiatives involving our specially formulated products and we are confident that the necessary agreements will be negotiated and executed over time so that our formulations can be introduced into the marketplace and complement or expand an increasingly attractive market for medicinal and health related cannabis applications. LPs we have spoken with to date have expressed significant interest but need to evaluate the strength of our patents and related formulations before finalizing licensing and related documentation. However, based on these discussions, we are confident that we will be able to establish relationships with business partners who understand the importance of scientifically backed medicinal cannabis products and the approach taken by Dr. Steven Laviolette, who is the primary researcher at Western University under our Sponsored Research Program and whose formulations will likely be marketed under a new brand name which is still to be determined.

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

Legal and Business Context (Continued)

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

Strategic International Licensed Producer: We have executed a Master Cannabis Supply Agreement for medical cannabis product supply with a strategic international licensed grower and producer – GMP facility, that has access to a significant supply of low-cost dry cannabis product. As well, the grower is locally licensed to facilitate the processing and distribution of our medicinal cannabis products internationally, subject to regulatory approvals.

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

The Company is in the development stage and has not yet realized profitable operations and has relied on non- operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2017, the Company has a working capital deficiency of $683597 (March 31, 2017 - $852,514) and an accumulated deficit of $6,529,592 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The financial information included in this Quarterly Report on Form 10-Q does not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

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

Member of the Neuro Development Board of Canada and the Kids Brain Health Foundation Canada.

Currently Non-Executive Director of the NHS Foundation Trust Liverpool Heart and Chest Hospital Liverpool UK; Advisor to the Board of Algae Dynamics.

Mark Goldberg (Phd in Pharmacology)

Over 25 years of experience in biomedical research and as a regulatory consultant. Currently serves on PlantForm Corporation’s Board of directors, a biopharma start--up that he founded. Is also a director of MedCannAccess and an Entrepreneur in Residence at Innovation Guelph. Did his postdoctoral work in biochemical and genetic toxicology at the Ontario Cancer Institute. Joined the department of Biomedical Sciences at the Ontario Veterinary College of the University of Guelph in 1982, and was a tenured faculty member until 1994. Was awarded the University of Guelph’s Forster Fellowship, given annually to the University’s top researcher in 1987. Is the author of more than 50 scientific publications, primarily in the cancer research field. Was co--founder of GlobalTox International Consultants, a toxicology and regulatory affairs firm and serves as its President and CEO for 17 years. Is board--certified by the American Board of Toxicology. Received the Chartered directors (C.Dir.) designation from the directors College.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2017.

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

Results of Operations and Going Concern

We incurred a net loss of $310,761 for the period ended December 31, 2017, (2016 - $1,746,520). We do not anticipate having a positive net income in the immediate future. Net cash used by operations for the period ended December 31, 2017 was $361,871. These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage, in accordance with ASC 9:115 and has not yet realized profitable operations and has relied on non-operational sources to fund operations. In addition, as of December 31, 2017, the Company has a working capital deficiency of $595,314 (March 31, 2017 - $852,514) and has accumulated deficit of $6,429,592 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the company to meet its obligations as they come due and accordingly, the appropriateness, ultimately, of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

For the three months ended December 31, 2017 and 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have not begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2017, we had an accumulated deficit of $6,429,592. For the three month period ended September 30, 2017 and 2016, we had a net loss of $90,433, and $915,665, respectively. The more significant expenditures decreases include professional fees which decreased by $228,955, decrease in loss on extinguishment of debt of $471,412 and stock based compensation which decreased by $95,659 during the 3 month period ended December 31, 2017 compared to December 31, 2016. The accretion expense increased by $61,615, while the Company realized a gain on the fair value exchange in derivative liability of $201,105. As a result of the Company being in a loss position, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all. These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations

Revenues

We had no revenues for the three months ended December 31, 2017 and 2016 respectively.

Operating Expenses

The operating expenses decreased in the three month period ended December 31, 2017 ($90,433) compared to the operating expenses in the same period of 2016 ($933,578). This substantial decrease was a result of decreases in professional fees, stock based compensation and the loss on the extinguishment of debt plus the scaling back of operations pending the receipt of financing to continue the business plan. Upon receipt of financing we expect our operating expenses to increase substantially as operating activities are appropriately funded.

Other Expenses

Nil

Net Loss

The Company recognized a net loss of $90,433 for the three month period ended December 31, 2017, as compared to a net loss of $915,665 for the same period of 2016. A number of initiatives have been accomplished during the three month period and subsequent to the three month period:

Liquidity and Capital Resources

Net cash used by operating activities was $224,318 and $77,213 for the three month periods ended December 31, 2017 and 2016, respectively. The Company had a working capital deficiency of $595,314 as of December 31, 2017 compared to $852,514 as of March 31, 2017.

Additional financing

Please see the section Subsequent Event – Note 13 of the December 31, 2017 Condensed Interim Financial Statements.

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

For the nine months ended December 31, 2017 and 2016

Results of Operations and Going Concern

We are an early stage company with a limited operating history, and we have only recently begun to commercialize our products. We have incurred operating losses since our inception in October 2008, and we expect to continue to incur operating losses for the foreseeable future. At December 31, 2017, we had an accumulated deficit of $6,429,592. For the nine months ended December 31, 2017 and 2016, we had a net loss attributable to common stockholders of $310,761, and $1,746,520, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Revenues.

We had no revenues for the nine months ended December 31, 2017 and 2016.

Operating Expenses

The operating expenses decreased in the nine month period ended December 31, 2017 ($310,761) compared to the same period of 2016 ($1,764,433). The most significant decrease in the expenses is attributable to professional fees which decreased by $674,115 and there was a decrease in the stock based compensation of $339,679, a decrease in loss on extinguishment of debt of $544,066, an increase in the research and development of $105,578, an increase in the accretion expense of $197,203 and a credit realized of $319,949 on the fair value exchange in derivative liability. The accretion expense has increased as the convertible financing being used has a fixed price range with a very short maturity date. The convertibles with the fixed price range were converted into shares as all the short term convertible have now been converted into shares, please see note 13 for the December 31, 2017, Condensed Interim Financial Statements.

Other Expenses.

None

Net Loss.

The Company recognized a net loss of $310,761 for the nine month period ended December 31, 2017 as compared to a net loss of $1,746,520 for the same period of 2016. Changes in net loss are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources.

Net cash used by operating activities was $361,871 and $200,297 for the nine month period ended December 31, 2017 and 2016, respectively. The decrease is mainly attributable to the delay in the implementation of the business plan.

The Company had a working capital deficiency of $595,314 as of December 31, 2017 compared to $852,514 as of March 31, 2017.

The current level of development activity necessitates a cash requirement of approximately $60,000 per month. This monthly cash requirement will increase as the Company begins operations.

The Company does not have any material commitments for capital expenditures.

Additional financing

The financing referenced in Note 13 of the December 31, 2017 Condensed Interim Financial Statements has provided working capital for the Company to initiate the execution of the business plan. Plans are now in process to undertake a larger capital raise in order to fully implement the business plan as described in this document.

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

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2017, the Company has a working capital deficiency of $595,314 (March 31, 2017 - $852,514) and an accumulated deficit of $6,429,592 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Recent Accounting Pronouncements

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance does not have a material impact on the Company’s condensed interim financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

●	We have developed documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending December 31, 2017. We plan to progressively implement the written policies and procedures commencing in the immediate future. However, until all of the internal controls and procedures are fully implemented there will continue to be some weaknesses in the system.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations at the present time, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

●	Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only one independent member. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

●	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2017.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities – see Note 8a and Note 13 of the December 31, 2017 Condensed Interim Financial Statements.

Issued and Outstanding

Nil

Shares to be issued – please see the Note 8a to the December 31, 2017 Condensed Interim Financial Statements

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

Item 5. Other Information.

Please refer to Subsequent Event Note 13 of the December 31, 2017 Condensed Interim Financial Statements.

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

