Form 10-K
period 2018-03-31
Algae Dynamics Corp.
filed 2019-01-30
CIK 1607679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company) [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares no par value -	Outstanding at January 16, 2019 – 20,136,377

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

In this Annual Report on Form 10-K, examples of such forward-looking information include, but are not limited to, disclosure relating to the following:

●	the Company’s research and development plans, business model, strategic objectives and growth strategy;
●	cannabis regulation in Canada;
●	the Company’s intellectual property;
●	the Company’s future growth plans;
●	the Company’s estimate of the size of the potential markets for its products;
●	the Company’s current and future capital requirements and the need for additional financing;
●	anticipated trends and challenges in the Company’s business and the markets in which it intends to operate;
●	the continuation of the Company as a going concern;

The forward-looking information in this Annual Report on Form 10-K is based on a number of assumptions which management of Algae Dynamics believes to be reasonable but that may prove to be incorrect. Algae Dynamics cannot assure investors that actual results will be consistent with the forward-looking information contained in this Annual Report on Form 10-K. With respect to the forward-looking information contained in this Annual Report on Form 10-K, Algae Dynamics has made certain assumptions, including, but not limited to the following:

●	general economic conditions in economic and financial markets;
●	the general state of the cannabis industry and its future developments;
●	the expected growth of the cannabis industry;
●	the Company’s ability to successfully execute on its business strategy and develop and expand its business pursuant to its objectives;
●	the Company’s ability to develop its business;
●	the Company’s ability to enter into anticipated contracts; and
●	the Company’s ability to obtain further financing, as needed and on terms that are acceptable.

Forward-looking information involves known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking information. Algae Dynamics believes that the expectations reflected by forward- looking information in this Annual Report on Form 10-K are reasonable but no assurance can be given that these expectations will prove to be correct. Accordingly, such forward-looking information should not be unduly relied upon. Algae Dynamics’s actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward- looking information, and, accordingly, no assurance can be given that any of the events anticipated by the forward- looking information included herein will transpire or occur, or if any of them do so, what benefits will be derived as a result. Some of these risks factors, include, but are not limited to the following:

●	the Company’s failure to properly execute on its plans and initiatives;
●	the Company’s inability to achieve the anticipated benefits of its products;
●	the Company’s inability to obtain additional financing;
●	the inability to attract or retain skilled and qualified personnel;
●	regulatory changes in the cannabis sector;
●	and other factors, many of which are beyond Algae Dynamics’s control.

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

This Annual Report on Form 10-K includes industry and market data and forecasts obtained from independent publications, market research and analyst reports, surveys and other publicly available sources. Although the Company believes these sources to be generally reliable, market and industry data is subject to interpretation and cannot be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey. Accordingly, the accuracy and completeness of this data is not guaranteed. The Company has not independently verified any of the data from third party sources referred to in this Annual Report on Form 10-K nor ascertained the underlying assumptions relied upon by such sources.

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

In December 2016, we announced a new initiative into the Canadian cannabis industry. We followed that announcement with a press release in March 6, 2018 announcing our intention to build shareholder value through the pursuit of several key initiatives. Over this period, we have continued to assess how to leverage the research and development which was originally focused on the commercialization of our proprietary BioSilo® algae cultivation system and we have decided to suspend our focus on the development of this proprietary technology. In the interim, we will source algae oil for our research-driven product formulations. By doing so, we have eliminated the immediate capital requirements for extraction and formulation equipment. We are now focused on entering into profit sharing business ventures with potential partners who have the appropriate Health Canada licenses to produce and sell medical cannabis formulated products, utilizing our patented formulations which combine cannabis oil and other nutraceutical products developed through our $1.69Million commitment to support university research and previously announced C$400,000 research grant from MITACS, a not-for-profit, Canadian national research organization together with our sponsored research programs with Canadian universities (our Sponsored Research Programs).

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

(i)	Identify with the help of our research partners appropriate formulations;
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

We expect our formulations involving both THC and botanical oil extracts will treat mental health ailments and the advent of our formulations is expected to significantly distinguish our approach from “Licensed Producers” (or licensees authorized to cultivate, process and sell cannabis products) who may not have strong relationships with the University research community which we believe we have cultivated over time through our business objectives. We believe our formulations may have significant potential applications in the treatment of anxiety, addiction, depression, schizophrenia, and post-traumatic stress disorder “PTSD” and will form a strong foundation to continue to seek other applications through our Sponsored Research Programs. Accordingly, we believe we have developed a strategy to maximize opportunities in an evolving industry that has international scope and opportunity, with Canadian talent through its universities providing a mechanism to make a significant difference in the lives of medical cannabis users.

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

Competitive Advantage

We believe we have developed a competitive advantage relative to Licensed Producers who may have vertically integrated operations to produce medical applications for cannabis. In particular, we have shown progress in several key areas including:

Clinical Trials:

●	Clinical trial data using animal subjects performed by Dr. Laviolette, Western University, has shown positive results.
●	Our focus is targeted to areas that can provide positive, measurable feedback including anxiety, addiction, depression, schizophrenia and PTSD.
●	Our products are intended to balance THC with other botanical compounds to minimize the euphoric and related side effects.
●	We expect further product formulations and uses as our Sponsored Research Programs continue.

Relationships:

●	Focused studies by our research partners includes twelve years of cannabis compounding (THC, CBD).
●	Talented management and sustainability is evident through continuous development and talent retention including seven PhDs and three interns through our Sponsored Research Programs.
●	Our innovative approach to government funding, including the MITACS $400,000 research grant has built a reputable and collaborative approach between the private and public sector.
●	Our scientific rather than simply “claims-based” approach provides reviewable clinical data that is attracting attention from leading pharmaceutical firms and producers.
●	Our primary researcher at Western University, Ontario, Dr. Steve Laviolette, believes that the clinical implications and commercial potential for his formulations are highly significant and has concluded that “since cannabis is commonly prescribed for a host of ailments, including pain, nausea, glaucoma, multiple sclerosis, osteoarthritis, our formulation will again be hugely significant for the non-mental health patient sectors as well”.

University Affiliations:

Our strong and developing relationship with Western University positions us to execute on our business strategy and develop viable, useful products.

In particular, we believe researchers at Western University are:

●	Ahead of their field with over twelve years of cannabis compound (THC, CBD) research;
●	Have a strong understanding of the application of THC and CBD compounds to address pain, anxiety, addiction, depression, schizophrenia and post-traumatic stress disorder “PTSD”;
●	Equipped to realize the benefits of novel proprietary formalizations they developed, and which are eligible for patents which the Company will secure through our research agreements;
●	In a position to leverage their platform established for ongoing novel formulations and produce relevant clinical trial data with significant results.

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

Next Steps:

To fully exploit our competitive advantage, we intend to:

●	Sign agreements with Licensed Producers/Distributors to manufacture and/or sell medicinal cannabis domestically and Internationally
●	Schedule cannabis deliveries from Jamaican Medical Cannabis Corporation (“JMCC”) for supply of high-volume dry medicinal cannabis for our formulations or for referral to third party Licensed Producers
●	Initiate human trials to further support our research and animal clinical trial results
●	Secure license from Health Canada for Purchase/Sale, Import/Export - the Cannabis Act (non-possession)
●	Formalize agreement with Licensed Processor – GMP facility, to package and distribute formulations
●	Secure funding and list on the Canadian Securities Exchange (CSE) – dual listing
●	Build brand awareness for sales and export – scientifically supported
●	Support Universities on-going product development - Uniqueness (scientific data)
●	File Provisional Patent Product Applications

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

While THC is known to have a positive impact in stabilizing the release of neurotransmitters responsible for PTSD and pain, THC selectively targets molecular and neuropharmacological signaling pathways in both cortical and sub-cortical regions of the brain. In particular, the diminished functioning of GABAergic neurons in the prefrontal cortex (PFC) may lead to the loss of control of the PFC to regulate proper sub-cortical dopamine neurotransmission. The action of THC on CB1Rs can impair PFC-CB1R signaling and associated GABAergic functionality leading to dysregulation of the normal prefrontal process. This results in an increase in the extracellular glutamate levels and lower GABA which normally inhibits dopamine production. Understanding this process provides the potential for the development of safer cannabinoid-derived formulations using THC and/or the development of novel THC formulations containing neuroprotectants to mitigate these neuropsychiatric risks. Accordingly, our primary formulation combines THC with specified quantities of a specific botanical extract. While both are naturally occurring products, we believe that our formulation is sufficiently novel as it combines these compounds in specified quantities to create a different neurological result. The specific botanical extract is a unique amino acid and is known to cross the blood-brain barrier. In addition, it may regulate the extracellular glutamine concentration in the neurons and by doing so may properly regulate GABA levels and thus inhibit the release of dopamine. This same formulation may lead to THC replacing opioids: since according to Dr. Steve Laviolette, “the primary addictive effects of opioids are believed to be due to causing a long-term ‘switching on’ of overactive dopamine, our formula would be predicted to be superior to THC alone (which does cause overactive DA similar to opioids), in that our formula prevents this side effect of THC”.

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

Our near-term revenue generation goal, including until we are ready to outsource the manufacturing of our formulations, is to obtain referral revenue from the sale of medicinal cannabis to Licensed Producers from JMCC our collaboration and cultivation partner (with whom we have signed a Master Supply Agreement) for supply of high-volume dry cannabis for our formulations.

Our goals also include expanding research and development work with existing and new Canadian universities, securing supply/service agreements with Licensed Producers, and submitting an application to Health Canada to acquire the necessary licenses to market and sell cannabis and cannabis related medical products as necessary to implement our business objectives. The management team leading these initiatives together with our proposed collaboration partners have the relevant experience ranging from public company management and process experience to successful fund raising and commercialization. We believe that the commercialization of these formulations will lead to significant revenue generating opportunities.

In our view, there is a significant market for formulations involving compounds derived from cannabis strains together with other nutraceutical products. There is research to support that Cannabinoid receptors which are part of the endocannabinoid system of the human body and the primary focus of the application of cannabis derived oil compounds as well as algae, are involved in a variety of physiological processes including appetite, pain-sensation, mood, and memory. Accordingly, the Company is generally focused on penetrating the medical marijuana industry both domestically and internationally and believes that its formulations, backed by scientific research produced through its Sponsored Research Programs, will augment the demand and enhance the credibility of medical cannabis products.

Recent Developments in our Commercialization Strategy

As of the date of this Annual Report on Form 10-K, the Company, through its Sponsored Research Programs, has developed a very unique formulation involving cannabis and other nutraceutical products. We have submitted provisional patent applications for these formulations. The intellectual property (IP) protection of our formulations through appropriate patents will position us to formalize negotiations and eventually enter into domestic and international production and distribution agreements with Licensed Producers, or their equivalent in other jurisdictions. Our discussions with LPs have included production, distribution and related collaborative initiatives involving our specially formulated products and we are confident that the necessary agreements will be negotiated and executed over time so that our formulations can be introduced into the marketplace and complement or expand an increasingly attractive market for medicinal and health related cannabis applications. LPs we have spoken with to date have expressed significant interest but need to evaluate the strength of our patents and related formulations before finalizing licensing and related documentation. However, based on these discussions, we are confident that we will be able to establish relationships with business partners who understand the importance of scientifically backed medicinal cannabis products and the approach taken by Dr. Steven Laviolette, who is the primary researcher at Western University under our Sponsored Research Program and whose formulations will likely be marketed under a new brand name which is still to be determined.

We believe we have the potential to secure an enforceable patent for our first formulation (which combines THC and nutraceutical products), to treat mental health ailments. We believe that our new brand will provide us with a strong name brand and trademark to identify our formulations to the public and build brand awareness. In addition, we believe the fact that the combination of active ingredients in our formulations is scientifically backed by Dr. Laviolette’s research should distinguish us from our competitors. We believe these formulations have significant potential applications in the treatment of anxiety, addiction, depression, schizophrenia, and post-traumatic stress disorder “PTSD” based on his research on animals. Dr. Steven Laviolette, Western University, has indicated to us that, “Since cannabis is commonly prescribed for a host of ailments, including pain, nausea, glaucoma, multiple sclerosis, osteoarthritis, our formulations will again be hugely significant for the non-mental health patient sectors as well.”

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

Legal and Business Context

The Company’s business of the development of unique health products and pharmaceuticals that utilize cannabis oils is rigorously regulated. Legal access to medicinal cannabis or medical marijuana has been a gradual and regulated process in Canada, which started as early as 1999 with the granting of exemptions under the Controlled Drugs and Substances Act (Canada). Following successful court actions in which patients reliant on medical marijuana won legal recognition of their rights to access marijuana as a medicine, the Federal Government implemented the Marijuana Medical Access Regulations (MMAR) in 2001. The MMAR created an initial regime for individuals with a prescription from their health care practitioner in the required form, to possess and use medical marijuana which they grew themselves, or which they purchased from designated producers or a Health Canada supplier.

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

Regulatory Pathway

Health Canada recently released “Proposed Regulations Amending the Cannabis Regulations (new classes of cannabis) and Proposed Order Amending Schedules 3 and 4 to the Cannabis Act”. These proposed changes introduce three new classes of cannabis products: edibles, concentrates and topicals. The introduction of these new classes may present an opportunity for the Company to bring combination products to the market as an adult-use edible cannabis product. It is proposed that only approved food ingredients and additives will be permitted for use in this class of products – which will require the Company’s additives to qualify under such rules and which may also be influenced by the delivery mechanism for our formulations. Although health claims are not permitted on this type of product, this commercialization option represents the fastest route to market and allows for distribution through both healthcare practitioner-facilitated medical-use channels and recreational channels. Accordingly, our intention is to explore the use of these channels.

Currently the only commercialization option that will allow for making health claims and the distribution of literature to healthcare practitioners is as a prescription cannabis drug requiring a Drug Identification Number (DIN). This route requires evidence from human clinical trials that demonstrates the safety and efficacy of the products to allow for premarket authorization by Health Canada. Two cannabis drug products have received Health Canada authorization thus far. To commence a clinical trial program, we will collaborate with experienced partners who are able to obtain the No Objection Letter for the conduct of these studies and the Cannabis Research License required by Health Canada. Building a portfolio of clinical research data on our products will require time; however, has the benefit of gaining broader market acceptance and possibly inclusion on drug formularies approved by insurance providers.

Finally, Health Canada has indicated that further research is required before they will consider authorizing the inclusion of cannabis in self-care products (natural health products, over-the-counter drugs). Health Canada has also published proposed changes to the regulatory framework of self-care products with a plan to issue targeted changes to the Food and Drug Act in early 2019 for public consultation. Although these regulatory changes may not have a direct impact on the oversight of cannabis products at this time, they may also open the possibility of an expedited regulatory pathway for our formulations should an additional category for cannabis self-care products be added in time. Self-care products also require substantiating evidence for efficacy and safety derived from human clinical trials. In commencing a clinical trial program, the Company will be poised to capitalize on any changes that will facilitate the self-care market by already obtaining data to support health claims.

Markets

We believe that our focus on development of product formulations that utilize both cannabis oil and nutraceutical products, including algae oils, is a niche strategy that will give us a unique market position and allow further market penetration. While we believe that this strategy is a natural extension of existing, rapidly growing markets, there is limited data available to measure the market opportunity. With that in mind, what follows is a discussion about the cannabis oil market and the algae oil market.

Market for Cannabis Oil

The Canadian oil extraction marketplace is forecast to grow from C$1 million in 2015 to C$1.7 billion in 2020, assuming full legalization in 2018. In terms of conversion from dried marijuana to extracts/oil, due diligence has been conducted on the Colorado market, finding that 45% of dried marijuana users would eventually convert to marijuana extracts/oil. The Company assumes the market would gradually reach an approximate 45% conversion rate by 2018. Source: Mackie Research Capital Corporation, April 8, 2016 – MRCC Estimates. In addition, it is estimated that there will be 630,000 (1.7% of the population) registered medical marijuana patients in Canada by 2024, resulting in annual demand of approximately 230,000 kilograms. In 2018, it is estimated the demand by medical marijuana patients will be roughly 95,000 kilograms. Based on these forecasts, it is estimated that by 2024, the value of the Canadian medical marijuana market could be $1.9 billion to $2.6 billion. (source: Mackie Research Capital Corporation (“MRCC”) September 20, 2017). In addition, Germany and Australia and an increasing number of countries are legalizing medical marijuana, like Canada did in 1999, and government officials are making public statements suggesting that the prohibition of marijuana is ineffective policy from a public health, fiscal and social justice perspective. Licensed Canadian companies have considerable operational experience, which can be leveraged to pursue high growth opportunities in the increasing number of federal licensing opportunities in international markets.

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

Strategic International Licensed Producer: We have executed a Master Cannabis Supply Agreement for medical cannabis product supply with a strategic international licensed grower and producer (JMCC), that has access to a significant supply of low-cost dry cannabis product. As well, the grower is licensed in Jamaica to facilitate the processing and distribution of our medicinal cannabis products internationally, subject to regulatory approvals.

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

We have reviewed our strategy and believe it is more efficient to partner with existing Licensed Producers who have facilities compliant with good manufacturing practices (GMP) necessary for the preparation of our formulations. Additionally, we are seeking our own purchase/sales, import/export license without possession under the Cannabis Act to distribute formulations and develop our brand as permitted under the Cannabis Act Regulations. We do not require similar special licensing with respect to algae-only related sales.

The Company’s strategy to achieve revenue can be summarized as follows:

●	We expect revenue generation from referral fees generated by our introduction of JMCC to licensed sellers of high volume dry medical cannabis and have signed a Supply Agreement with JMCC for that purpose.
●	We expect to generate additional revenue from our formulated products through our agreements with licensed partners.
●	We expect to provide a very specialized and unique patentable product, with more novel and patentable products to be produced over time.
●	We expect to secure a robust sales and distribution network and expand the network over time.
●	We expect to identify worldwide markets for our formulations.

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

The Company is in the development stage and has not yet realized profitable operations and has relied on non- operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of March 31, 2018, the Company has a working capital deficiency of $870,053 (March 31, 2017 - $852,514) and an accumulated deficit of $7,219,908 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The financial information included in this Annual Report on Form 10-K does not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

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

History of Algae Dynamics

During 2008 and 2009, we developed the BioSilo® design. In 2010, we partnered with phycology experts Dr. Muller and Dr. McConkey at the University of Waterloo. This partnership provided us with exclusive access to proprietary algae species along with phycology expertise. Through this arrangement, we operated our laboratory and advanced from bench scale algae experiments to operating a onemeter diameter BioSilo® installation. We received funding in part from Ontario Power Authority “OPA” for the design and construction of the one-meter diameter BioSilo® system. Since that time, we have updated our strategy to focus on our cannabis formulations as discussed above.

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

The financial statements of the Company have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of March 31, 2018, the Company has a working capital deficiency of $870,053 (March 31, 2017 - $852,514) and an accumulated deficit of $7,219,908 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

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

Our future success will depend in part on our ability to commercialize the product candidates we are developing. Successful development of our product candidates will require significant additional investment, including costs associated with research and development, completing field trials and obtaining regulatory approval, as well as the ability to manufacture our products in large quantities at acceptable costs while also preserving high product quality. Difficulties often encountered in scaling up production include problems involving production yields, quality control and assurance, shortage of qualified personnel, production costs and process controls. In addition, we are subject to inherent risks associated with new products and technologies. These risks include the possibility that any product candidate may:

●	be found unsafe;

●	be ineffective or less effective than anticipated;

●	fail to receive necessary regulatory approvals;

●	be difficult to competitively price relative to alternative methods of production;

●	be difficult or impossible to manufacture on an economically viable scale;

●	be subject to supply chain constraints for raw materials;

●	fail to be developed and accepted by the market prior to the successful marketing of similar products by competitors;

●	be impossible to market because it infringes on the proprietary rights of third parties; or

●	be too expensive for commercial use.

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

If we are unable to maintain and further establish successful relations with third-party distributors and Licensed Producers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, we may not achieve significant sales of our products.

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

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our formulation and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of November 29th, 2018, two U.S. provisional patent application were submitted, and we anticipate filing additional patent applications as our research progresses.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants, advisors and third-party manufacturers. It is possible that these agreements may be breached and that any remedies for a breach will not make us whole. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, our trade secret-protected know-how could fall into the public domain, unauthorized parties may copy aspects of our process and obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our knowledge or otherwise obtain access to our technologies.

Third parties may misappropriate our formulations.

Third parties, including contract manufacturers, often have custody or control of our formulations. If our formulations were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce the formulations for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries with limited intellectual property protection. Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

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

We could be harmed by data loss or other security breaches.

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

We face risks related to system interruption and lack of redundancy.

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

In early 2017, we announced a new initiative to explore the potential opportunities in the Canadian cannabis market for the Company’s technologies. As of the date of this Report on Form 10-K, the Company’s initiatives continue to be at an early stage. Full implementation will be dependent upon obtaining the full funding necessary to finalize and utilize such research, as well as obtaining the funding necessary to continue operations. While the Company is continuing to pursue research and development and funding opportunities, there can be no assurance that such pursuit will be successful, or that any research and development efforts will result in commercially saleable products.

The Company has made substantial commitments to research collaborations with its university partners but no commercial products may result.

A central focus of the Company’s cannabis initiative is its research collaborations with Western University and the University of Waterloo. Under the applicable agreements to the Company has provided substantial funding of specified research into the potential of algae and cannabis to work in combination to treat cancer and depression-related diseases and will have the opportunity to exclusively license any intellectual property developed from such research. However, the progress of scientific discovery is uncertain and there can be no assurance that any commercial products will result from such research.

The Company is Not a Licensed Producer under the ACMPR or the Cannabis Act and may not get the requisite licenses to carry out its cannabis initiative.

Initially, the Company intends to conduct its cannabis-related activities through other Licensed Producers. In addition, the Company eventually intends to apply to Health Canada to acquire a license for sale of cannabis (a Sales License) under the Cannabis Act (which replaces the Access to Cannabis for Medical Purposes Regulations (Canada) (“ACMPR”)) issued pursuant to the Controlled Drugs and Substances Act (Canada) that would enable it to sell our medical marijuana formulations directly to patients across Canada. The Company has not yet applied for the licenses and there is no guarantee that the Company will acquire a Sales License. Health Canada has or is expected to receive many applications and only a small fraction has been approved to date under the ACMPR and/or the Cannabis Act. Furthermore, the timing and success of the Company at the various steps in the licensing process is beyond the Company’s control and the sole discretion thereof lies with Health Canada. The Company’s ability to store and/or sell medical marijuana in Canada is dependent on receiving a Sales License from Health Canada and there can be no assurance that the Company will obtain such licenses. The Company is dependent upon others to conduct several of its cannabis-related activities and may need to significantly curtail operations if it is not able to enter into the required outsourcing or collaboration arrangements or obtain the necessary licenses.

Even if the Company is successful in obtaining the Sales License, such license will be subject to ongoing compliance and reporting requirements. Failure to comply with the requirements of the license or any failure to maintain the license would have a material adverse impact on the business, financial condition and operating results of the Company. Although the Company believes that we will meet the requirements of the Cannabis Act, there can be no guarantee that Health Canada will grant this license. Should Health Canada not grant the license, the business, financial condition and operating results of the Company would be materially adversely affected. To the extent such license is not obtained, the Company may be curtailed or prohibited from proceeding with the development of its operations as currently proposed, and would be forced to pursue alternative and possibly less certain strategies.

The Company’s cannabis-related business is subject to additional regulatory risks.

The business and activities of the Company are heavily regulated. The Company’s operations are subject to various laws, regulations and guidelines by governmental authorities, particularly Health Canada, relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of medical marijuana and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over the activities of the Company, including the power to limit or restrict business activities as well as impose additional disclosure requirements on the Company’s products and services.

Achievement of the Company’s business objectives are contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals, where necessary, for the production and sale of its products. The Company cannot predict the time required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operations and financial condition of the Company.

Failure to comply with the laws and regulations applicable to its operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate the Company’s business; the suspension or expulsion from a particular market or jurisdiction or of its key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and, the imposition of fines and censures. To the extent that there are changes to the existing laws and regulations or the enactment of future laws and regulations that affect the sale or offering of the Company’s products or services in any way, the Company’s revenues may be adversely affected.

The regulatory environment for medical marijuana companies is rapidly-changing.

On June 30, 2016, the Government of Canada established the Task Force on Cannabis Legalization and Regulation (the “Task Force”) to seek input on the design of a new system to legalize, strictly regulate and restrict access to adult-use recreational cannabis. On December 13, 2016, the Task Force completed its review and published a report outlining its recommendations. On April 13, 2017, the Government of Canada released Bill C-45, An Act respecting cannabis and to amend the Controlled Drugs and Substances Act, the Criminal Code and other Acts (Canada) (the “Cannabis Act”). The Cannabis Act regulates the production, distribution and sale of cannabis for adult use.

Several recommendations made by the Task Force reflected in the Cannabis Act could materially and adversely affect the business, financial condition and results of operations of the Company. These recommendations include, but are not limited to, permitting home cultivation, potentially easing barriers to entry into a Canadian recreational cannabis market and restrictions on advertising and branding. It remains possible that developments under the Cannabis Act could significantly and adversely affect the business, financial condition and results of operations of the Company.

While the production of cannabis will be under the regulatory oversight of the Government of Canada, the distribution of adult-use recreational cannabis will be the responsibility of the provincial and territorial governments. To date, the prevailing plans amongst Canadian jurisdictions is that the wholesale distribution of cannabis will fall under the responsibility of their provincial liquor authorities. The legal retail business for adult-use recreational cannabis will initially fall under a framework of new provincially owned and run stand-alone cannabis outlets in Ontario, Quebec, New Brunswick, Nova Scotia and Prince Edward Island. Crown corporation run retail outlets will thus have a monopoly over the legal retailing and distribution of cannabis in these provinces, which represent approximately 67% of the Canadian population. The provinces of Alberta, Manitoba, Saskatchewan and Newfoundland and Labrador have indicated they would allow private retailers to manage the retail sales of cannabis in their provinces, while British Columbia will allow a mix of private and Crown corporation run retail stores. Accordingly, the sales and distribution framework for cannabis products is constantly evolving and may require the Company to shift its strategy in response to these changes.

There has been limited study on the effects of medical cannabis and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (CBD, and THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies relied upon in the preparation of this report, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products.

If we do not maintain our costs, we may not be able to commercialize our business opportunities.

Success will largely be predicated upon the Company’s s ability to use its technology to develop, sell and with the assistance of third party distributions, distribute consistent, high quality, products at competitive prices, and at a commercial scale. There can be no assurance that the Company will be able to develop, sell and distribute its products and technology at competitive prices. Failure to do so will result in smaller profit margins or losses.

There is significant competition for nutraceutical formulations based on cannabinoids.

There can be no assurance that potential competitors of the Company, which may have greater financial, R&D, sales and marketing and personnel resources than Company, are not currently developing, or will not in the future develop, products and strategies that are equally or more effective and/or economical as any products or strategies developed by the Company or which would otherwise render its products or strategies obsolete. The Company operates within competitive markets and the Company believes that it has adopted a competitive business strategy. However, the Company’s business, results, operations and financial condition could be materially adversely affected by the actions of its competitors (including their marketing and pricing strategies and product and services development). We may be forced to change the nature of our business as a result of competitive factors and there is no assurance that the Company will be able to compete successfully in the market place in which it seeks to operate.

Our prospects depend on the success of our formulations which remain at the early stages of development, and we may not generate revenue in the immediate future, if at all, from these formulations if they are not permitted by Health Canada or other regulators.

Given the stage of our product development, we can make no assurance that the research and development and patented formulations derived from our Sponsored Research Programs will result in commercially viable products. To achieve profitable operations, we, together with our collaboration partners, must successfully develop, gain regulatory approval (as required), and deliver products which contain our formulations. We currently have no products that have been approved by the United States Food and Drug Administration (FDA), Health Canada, or any similar regulatory authority. To obtain regulatory approvals for our formulations and to achieve commercial success, we may need to commission clinical trials to demonstrate that the formulations are safe for human use and that they demonstrate efficacy. We have no products which are currently in human clinical trials. Our only current potential source of revenue is from licensing agreements with collaboration partners for the use of our patented formulations. Such licensing agreements, if entered into, would provide only very limited revenues until a commercial product results from such agreement; significant revenues from such licenses may not be realized for several years. As a result, we are not currently generating revenue from our formulations and do not expect to generate significant revenue from our formulations over the next several years and may never generate revenue from the sale or licensing of our formulations, or otherwise.

Many product candidates which require testing or clinical trials never reach the stage of clinical testing and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Product candidates may fail for a number of reasons, including, but not limited to, being unsafe for human use or due to the failure to provide therapeutic benefits equal to or better than the standard of treatment at the time of testing. Positive results of early preclinical research may not be indicative of the results that will be obtained in later stages of preclinical or clinical research. Similarly, positive results from early stage clinical trials may not be indicative of favorable outcomes in later-stage clinical trials. We can make no assurance that any future studies, if undertaken, will yield favorable results. The early stage of our product development makes it particularly uncertain whether any of our product development efforts will prove to be successful and meet applicable regulatory requirements, and whether any of our product candidates will receive the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be successfully marketed. If we are successful in developing our current and future product candidates into approved products, we will still experience many potential obstacles such as the need to develop or obtain manufacturing, marketing and distribution capabilities. If we are unable to successfully commercialize any of our products, our financial condition and results of operations may be materially and adversely affected.

We will need to rely on contract manufacturers over whom we have limited control. If we are required to obtain Health Canada or similar approval for the formulation and distribution of our formulations, they may be subject to additional quality, cost or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, in which case our business operations could suffer significant harm.

We currently have no manufacturing capabilities and intend to rely on contract manufacturing organizations, or CMOs, to manufacture our formulations for distribution as medical marijuana. Licensed Producers who have already obtained approval for the delivery of medical marijuana in soft-gel and other formats may require additional approvals for the distribution of our formulations as they contain additives and for preclinical studies and clinical trials if necessary to either demonstrate the efficacy of our formulations or to permit their formulation under current regulations. We expect to rely on CMOs for manufacturing, filling, packaging, storing and shipping of medical marijuana products and such manufacturing may require compliance with current good manufacturing practice, or cGMP, regulations if applicable to our products. The FDA ensures the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product If our CMOs increase their prices or fail to meet our quality standards, or those of regulatory agencies such as the FDA, and cannot be replaced by other acceptable CMOs, our ability to obtain regulatory approval for and commercialize our product candidates may be materially adversely affected.

If clinical trials of our product candidates is necessary and they fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our formulations.

We intend to develop marketing channels including but not limited to website promotion, medical doctors, product distributors, as appropriate and in compliance with the regulatory requirements which assumes that our formulations may be marketed in the same manner as medical marijuana formulations that are currently marketed without Health Canada Approval. However, if we are required to obtain Health Canada Approvals or if our formulations cannot be marketed in the same manner as medical marijuana or products governed by the Cannabis Act (including in relation to proposed amendments to permit the sale of edible cannabis products), Food and Drug Act and/or the Natural Health Product Regulations (including in relation to self-care products), we may require marketing and other approvals from regulatory authorities for the sale of our formulations which require that we conduct preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any jurisdiction. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of our product candidates under development will successfully gain market approval by regulatory authorities, resulting in us being unable to derive any commercial revenue from them after investing significant amounts of capital in multiple stages of preclinical and clinical testing.

If we experience delays in clinical testing, we will be delayed in commercializing our product candidates, and our business may be substantially harmed.

We cannot predict whether any clinical trials that may be required will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Our product development costs or those of our collaboration partners will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. Our product development costs will increase if we experience delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to regulatory authorities or IRBs or ethics committees for re-examination, which may impact the cost, timing or successful completion of that trial. Delays or increased product development costs may have a material adverse effect on our business, financial condition and prospects.

Negative results from clinical trials or studies of others and adverse safety events involving the targets of our products may have an adverse impact on our future commercialization efforts.

From time to time, studies or clinical trials on various aspects of biopharmaceutical products are conducted by academic researchers, competitors or others. The results of these studies or trials, when published, may have a significant effect on the market for the biopharmaceutical product that is the subject of the study. The publication of negative results of studies or clinical trials or adverse safety events related to our product candidates, or the therapeutic areas in which our product candidates compete, could adversely affect the price of our Common Shares and our ability to finance future development of our product candidates, and our business and financial results could be materially and adversely affected.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders are substantial. If we do not provide current information about our Company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of shareholders to resell their stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common shares.

Additional Risk Factors:

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics, we have not yet adopted any of the other corporate governance measures, and, since our securities are not currently listed on a national securities exchange or NASDAQ, we are not currently required to do so. In the event that our common shares become listed, we will be required to adopt these other corporate governance measures, and we intend to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our Common Shares are traded over the counter, which could deprive shareholders of the full value of their shares.

Our Common Shares are currently traded over the counter on the OTC Pink, and as a result our common shares have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common shares.

We are currently delinquent in our Exchange Act filings and as a result, the Company is potentially subject to enforcement action and shareholders may not be able to resell securities under Rule 144.

As a result of the Company’s limited resources, it was unable to file certain periodic reports under the Exchange Act during 2017 and 2018. The Company is filing this Form 10-K as part of its plans to become current and intends to file past due reports as soon as practicable. In the meantime, the Company is potentially subject to enforcement action and/or revocation of its Exchange Act registration. In addition, resales of securities under SEC Rule 144 may be limited until it becomes current in its reports under the Exchange Act.

Risks related to the Common Shares

Because we will likely issue additional Common Shares, investment in the Company could be subject to substantial dilution.

We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Shares. If we do sell more Common Shares, investors’ investment in the Company will likely be diluted. Dilution is the difference between what you pay for your shares and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Shares could seriously decline in value.

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

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

On October 24, 2017, the Company was named in Brampton Small Claims Court entitled Questrade, Inc. v. Algae Dynamics Corp. (the “Claim”). The Claim seeks payment of Cdn$29,941 for payments allegedly owed under a Consulting Agreement with the Company in which Questrade was to provide certain financial advisory services. The Company has filed a general denial of liability on the basis that services were not provided or alternately disputing the amount claimed. A court date was held on October 11, 2018 and further submissions from both the Plaintiff and Defendant were requested by the Judge. An additional court date has been scheduled for March 14, 2019.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Public Market for Common Shares

Since January 4, 2016, our Common Shares have traded on the OTC operated by OTC Markets under the symbol “ADYNF”. The table below lists the high and low closing prices per share of our Common Shares from the date our shares were first traded on September 17, 2015, as quoted on OTC Markets. Prior to September 17, 2015, there was no public market for our Common Shares.

Quarter Ended	High	Low

September 30, 2015	$1.62	$1.60

December 31, 2015	$1.72	$1.59

March 31, 2016	$1.74	$0.10

June 30, 2016	$1.00	$0.12

September 30, 2016	$0.75	$0.30

December 31, 2016	$0.61	$0.15

March 31, 2017	$0.62	$0.0001

June 30, 2017	$0.3099	$0.09

September 30, 2017	$0.11	$0.09

December 31, 2017	$0.0711	$0.0711

March 31, 2018	$0.09	$0.09

On January 16, 2019, the Common Shares traded on the OTC was $0.13 per share.

Holders

We had approximately 66 record holders of our Common Shares as of January 16, 2019, according to the books of our transfer agent. The number of shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed; however, we estimate the total number of shareholders to be approximately 250 to 300.

As of January 16, 2019 there were 20,136,377 common shares of our common stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

On December 11, 2014, our board of directors and majority shareholders approved the adoption of the Algae Dynamics Corp Stock Incentive Plan (the “Equity Incentive Plan”).

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

The Equity Incentive Plan became effective upon its approval by the majority of shareholders on August 28, 2014. The Plan is a fixed stock option plan, under which the aggregate number of Common Shares which may be reserved for issuance in respect of all options, restricted stock awards and restricted stock unit awards under the Plan together with any options, restricted stock awards or restricted stock unit awards under any other employee stock option plans or other share compensation arrangements of the Corporation, shall not exceed 15% of the Corporation’s total issued and outstanding Common Shares. At March 31, 2018, there were 16,600,435 common shares issued and outstanding.

The Equity Incentive Plan provides for the granting of non-qualified share options, to our employees, officers, directors and consultants.

Equity Compensation Plans as of March 31, 2018

	A	B	C
	Number of		Number of securities remaining available for future issuance under equity
Category	securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,020,000	$0.45	470,065
Equity compensation plans not approved by security holders	0	0	0
Total	2,020,000	$0.45	470,065

Note 1 The stock option plan is based on 15% of the number of common shares (16,600,435) and the number on the table is as of March 31, 2018.

Recent Sales of Unregistered Securities

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

Equity transactions March 31, 2017 to March 31, 2018

2018 Equity issued

Under the terms of convertible notes issued on June 21, 2017, for USD$50,000 ($66,550), the Company agreed to issue 100,000 restricted common shares as a commitment fee. The note matured on June 21, 2018 and a total of 560,000 common shares were issued plus 200,000 purchase warrants were also issued. One purchase warrant can be exchanged for one common share for USD$0.50 at any time until June 21, 2022.

Under the terms of a convertible note issued on July 25, 2017, for USD$50,000 ($62,535), the Company agreed to issue 100,000 restricted common shares as a commitment fee. The note matured on July 25, 2018 and a total of 560,000 common shares were issued plus 200,000 purchase warrants were also issued. One purchase warrant can be exchanged for one common share for USD$0.50 at any time until July 25, 2022.

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

On December 1, 2017, the Company entered into an agreement with 908746 Ontario Inc., the agreement is for the provision of advisory services for ongoing capital market activities including investor relations. Under the agreement, a total of 71,133 shares were issued.

Equity to be issued

On April 9, 2017, the Company signed a 12-month consulting agreement. The terms of the agreement include the provision of 100,000 common stock on signing, valued at USD$20,390 ($27,186).

The convertible notes issued on August 14, 2017, USD$53,000 ($67,602), September 18, 2017, USD$10,000 ($12,238), October 27, 2017, November 1, 2017 USD$20,000 ($25,770), November 13, 2017, USD$25,000 ($31,833) for a total of USD$358,000 ($459,292) have matured and the Company issued a total of 3,639,931 common shares at the conversion rate of $0.10. The shares (2,541,781) for the USD$250,000 convertible were issued on January 5, 2018 and the balance of the shares for the convertibles notes (1,098,150) were issued subsequent to March 31, 2018. The Company agreed to issue an additional 159,023 warrants with an exercise price of $0.75 and an expiry of January 2, 2020, on connection with the conversions.

Since inception, we have issued 20,136,377 common shares to 66 investors. The total value of these shares issued totaled $5,795,313 and were used for working capital. This information has been provided as part of the Form 10-K filing to March 31, 2018. These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 and Regulation S promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the with the appropriate restrictive legend affixed to the restricted stock.

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

Results of Operations and Going Concern

We incurred a net loss of $1,101,077 for the year ended March 31, 2018, (2017 - $2,585,661). We do not anticipate having a positive net income in the immediate future. Net cash from operating activities for the year ended March 31, 2018 was $27,539. These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage, in accordance with ASC 9:115 and has not yet realized profitable operations and has relied on non-operational sources to fund operations. In addition, as of March 31, 2018, the Company has a working capital deficiency of $870,053 (March 31, 2017 - $852,514) and has accumulated deficit of $7,219,908 (March 31, 2017 -$6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the company to meet its obligations as they come due and accordingly, the appropriateness, ultimately, of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations for the year ended March 31, 2018 compared to the year ended March 31, 2017 Operating Expenses

The operating expenses decreased in 2018 ($1,101,077) versus 2017 ($2,585,661) by $1,484,584 as the Company continued to build the administrative infrastructure to support the development and implementation of the business plan. The decrease is primarily related to the decrease in the amount of expense related to investor relations.

Net Income (Loss)

We recognized a net loss of $1,101,077 for the year ended March 31, 2018 as compared to a net loss of $2,585,661 for the same period of 2017. Changes in net income (loss) are primarily attributable to changes in expenses, each of which is described above.

Liquidity and Capital Resources

Net cash flow from operating activities was $27,539 and ($341,945) for the years ended March 31, 2018 and 2017, respectively. The decrease is mainly attributable to the development of an appropriate funding strategy aligned with the implantation of the business plan.

We had negative working capital of $ 870,053 as of March 31, 2018 compared to $852,514 as of March 31, 2017. The current level of development activity necessitates a cash requirement of approximately $50,000 monthly.

We do not have any material commitments for capital expenditures and have designed our business model such that we did not expect to have material requirements for capital expenditures in the foreseeable future.

We continue to rely on advances and sale of equity to fund operating shortfalls and we see changes in the near future as the business strategy detailed in the business plan is implemented. There can be no assurances that we will commence receiving the anticipated revenue or that we will continue to be able to access advances and sell equity, without which we will not be able to continue operations. The Company intends to continue to raise capital via private and public offerings of equity in the future. As of March 31, 2018, we estimate that the Company will need $20 million to fully execute our business plan.

The Company has revised its business strategy as outlined in the business plan (detailed in ITEM 1 Business) which positions the Company to participate in the developing medical cannabis market within Canada and potentially external to Canada in jurisdictions which has legalized medical cannabis. In order to process the appropriate legal documents, the Company has retained the legal firm of Rickette Harris LLP to provide recommendations in dealing with the Canadian regulatory and financing environment for the cannabis market as well as issues related to ongoing corporate matters.

If the funding from the private or public offerings is not available in a timely manner, then management will forego salaries and operations will be scaled back to operate within the funds available. In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares, preferred share offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the cannabis industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

Additional Financing

Please see the section Recent Sales of Unregistered Securities– Notes 10 and 15 of the Audited Financial Statements.

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

As shown in the financial statements, the Company incurred a net operating loss of $1,101,077 for the year ended March 31, 2018, (2017 - $2,585,661). The Company’s current liabilities exceed its current assets by $870,053 as of March 31, 2018.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2018 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes and disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Fair Value of Financial Instruments

Please see Notes 9 and 14 of the accompanying financial statements.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is $0.08 computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. Potentially dilutive securities which were not included in diluted weighted average shares for the years ended March 31, 2018 and 2017 consist of outstanding options (2,020,000 and 695,000) respectively and outstanding warrants (1,575,000 and 1,197,500) respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Algae Dynamics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Algae Dynamics Corp. (the “Company”) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended March 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 218 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Algae Dynamics Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Algae Dynamics Corp.’s operating losses, negative working capital and an accumulated deficit as at March 31, 2018 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2013.

UHY McGovern Hurley, LLP

Chartered Professional Accountants
Licensed Public Accountants

Toronto, Ontario

January 16, 2019

ALGAE DYNAMICS CORP.

Balance Sheets

(Stated in Canadian Dollars)

	As at March 31,	As at March 31,
	2018	2017

ASSETS

Current Assets
Cash	$8	$87
Prepaid expenses	25,311	32,878
Amounts receivable, net	1,380	11,963
Advances to shareholders and related parties (Note 13)	51,499	-
Total Current Assets	78,198	44,928

Equipment and leasehold improvements, net (Note 4)	32,121	47,828

Total Assets	$110,319	$92,756

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 13)	$584,522	$286,792
Advances from shareholders and related parties (Note 6)	-	22,347
Promissory note (Note 8a)	-	16,456
Term loan (Note 7)	52,000	48,894
Convertible notes (Note 8)	101,579	26,076
Derivative liability (Note 9)	118,676	260,677
Warrant liability (Note 10b)	91,474	236,200
Total Current Liabilities	948,251	897,442

Going Concern (Note 1)
Commitments and Contingencies (Note 12)

STOCKHOLDERS’ (DEFICIENCY)

Common stock (Note 10a), no par value, unlimited amount authorized, 16,600,435 issued and outstanding as of March 31, 2018, (March 31, 2017 - 13,337,521)	4,585,877	4,313,931
Additional paid in capital (Notes 10b and 10c)	1,631,025	1,016,324
Equity to be issued (Note 10a)	165,074	-
Accumulated deficit	(7,219,908)	(6,134,941)
Total Stockholders’ (Deficiency)	(837,932)	(804,686)

Total Liabilities and Stockholders’ (Deficiency)	$110,319	$92,756

These financial statements are approved by the Directors:

signed “Cameron McDonald”	signed “Blair Mullin”
Director	Director

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.

Statements of Operations

(Stated in Canadian Dollars)

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2018	2017

OPERATING EXPENSES
Accretion expenses (Notes 7 and 8)	$247,612	$62,033
Application and membership fees	10,220	12,646
Amortization expense (Note 4)	15,707	17,424
Bad debt (recovery) (Note 13)	(8,300)	17,656
Business development	3,810	7,715
Convertible debt financing cost (Note 8 and 9)	-	113,225
Fair value change in derivative liability (Note 9)	(264,072)	7,359
Foreign exchange	3,301	852
Interest	85,904	4,611
Loss on extinguishment of debt (Notes 6, 10a and 13)	-	548,711
Management fees (recovery)	(8,125)	8,125
Occupancy costs	34,369	32,201
Office and general	6,425	7,102
Professional fees (Notes 10a, 10b, 10c and 14e)	141,992	1,193,944
Research and development	262,007	7,629
Stock based compensation (Note 10c)	546,812	515,624
Telephone and internet services	11,933	13,304
Travel	11,482	15,500
Total Operating Expenses	1,101,077	2,585,661

Net loss before income taxes	1,101,077	2,585,661
Income tax	-	-
Net Loss for the Year	$1,101,077	$2,585,661

Net loss per common share - basic and diluted	$0.08	$0.23

Weighted average common shares outstanding - basic and diluted	14,277,143	11,324,138

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.

Statements of Stockholders’ Equity (Deficiency)

(Stated in Canadian Dollars)

	Common	Common	Additional
	Shares	Shares	Paid in	Equity to	Accumulated	Stockholders’
	Number	Amount	Capital	be Issued	Deficit	(Deficiency)

March 31, 2016	9,701,051	$1,466,352	$1,216,963	$339,949	$(3,723,368)	$(700,104)

Warrants exercised (Notes 10a and 10b)	84,000	57,639	-	-	-	57,639
Warrants expired	-	-	(174,088)	-	174,088	-
Stock based compensation (Notes 10a and 10c)	720,000	621,697	1,049	(107,122)	-	515,624
Options exercised	100,000	58,600	(27,600)	-	-	31,000
Shares issued for conversion of debt (Note 10a)	1,475,305	1,326,650	-	(172,501)	-	1,154,149
Shares issued to consultants as compensation for services rendered (Note 10a)	1,257,165	782,993	-	(60,326)	-	722,667
Net loss for the year	-	-	-	-	(2,585,661)	(2,585,661)
March 31, 2017	13,337,521	4,313,931	1,016,324	-	(6,134,941)	(804,686)

Warrants expired (Note 10b)	-	-	(16,110)	-	16,110	-
Shares cancelled (Notes 10a and 10c)	(600,000)	(84,000)		-	-	(84,000)
Stock options (Note 10c)			134,960			134,960
Stock based compensation transferred to Deferred Share Units, with the cancellation completed after the year end (Note 10a and 10c)	1,050,000		147,000			147,000
Deferred Share Units issued (Note 10c)			348,851			348,851
Commitment shares issued on convertible note (Note 10a)	200,000	25,245		-		25,245
Shares issued for conversion convertible notes (Note 10a)	2,541,781	322,701				322,701
Shares issued to and to be issued to consultants as compensation for services (Note 10a)	71,133	8,000	-	27,185	-	35,185
Conversion of convertible notes (Note 10a)				137,889		137,889
Net loss for the year	-	-	-	-	(1,101,077)	(1,101,077)
March 31, 2018	16,600,435	$4,585,877	$1,631,025	$165,074	$(7,219,908)	$(837,932)

The accompanying notes are an integral part of these financial statements

ALGAE DYNAMICS CORP.

Statements of Cash Flows

(Stated in Canadian Dollars)

	Year Ended	Year Ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities

Net loss for the year	$(1,101,077)	$(2,585,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,707	17,424
Stock based compensation (Note 10c)	929,943	1,155,982
Extinguishment of debt	-	544,066
Change in derivative warrant liabilities (Note 9 and 14e)	(264,072)	(368,957)
Shares issued and to be issued for services (Note 10a)	-	722,668
Gain on settlement of debt	-	4,643
Accretion expense	247,612	62,032
Realized foreign exchange loss	-	-
Convertible debt financing cost	-	102,612

Change in operating assets and liabilities
Prepaid expenses	7,567	(18,126)
Amounts receivable	(40,916)	17,103
Accounts payable and accrued liabilities	232,775	4,269
Net cash flows used in operating activities	27,539	(341,945)

Cash flows from financing activities
Advances from shareholders	(22,347)	159,443
Term loan proceeds	-	40,000
Convertible notes issued	128,986	140,099
Convertible notes repaid	(70,482)
Promissory note repaid	(63,775)
Warrant exercise proceeds	-	2,317
Net cash flows from financing activities	(27,618)	341,859

Net change in cash	(79)	(86)
Cash position - beginning of year	87	173

Cash position - end of year	$8	$87

Supplemental Information:

Income taxes paid	$-	$-
Common shares and shares to be issued, for conversion of debt	3,639,931	208,764
Common shares to be cancelled	(1,050,000)	-

The accompanying notes are an integral part of these financial statements

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

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

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of March 31, 2018, the Company has a working capital deficiency of $870,053 (March 31, 2017 - $852,514) and an accumulated deficit of $7,219,908 (March 31, 2017 - $6,134,941). The Company’s ability to continue as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

2.)	Presentation of Financial Statements

Basis of Presentation

These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows have been included.

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

March 31, 2018 and 2017

3.)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less. As at March 31, 2018 and 2017, there were no cash equivalents.

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

March 31, 2018 and 2017

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

March 31, 2018 and 2017

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

The carrying amounts of the Company’s financial instruments including cash, amounts receivable, accounts payable and accrued liabilities, promissory note, term loan, convertible notes and advances from shareholders and related parties approximate their fair values due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks from these financial instruments.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

3.)	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The Company’s equity-linked financial instruments reflected as warrant liability on the balance sheet represent financial liabilities classified as Level 3 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair values of the warrant liability and derivative liability which are not traded in an active market have been determined using an option pricing model based on assumptions that are not supported by observable market conditions.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if the financial instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses an option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Loss per Share

Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including warrants and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, for the years ended March 31, 2018 and 2017, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

3.)	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

4.)	Equipment and Leasehold Improvements

	March 31, 2018		March 31, 2017
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$3,558	$2,838	$3,558	$2,530
Production equipment	67,367	42,004	67,367	35,663
Leasehold improvements	42,290	36,252	42,290	27,194
Total	$113,215	$81,094	$113,215	$65,387
Net carrying amount		$32,121		$47,828

During the year ended March 31, 2018, the Company recorded total amortization of $15,707 (2017 - $17,424) which was recorded to depreciation expense on the statements of operations.

5.)	Intangible Assets

The Company has patents and patents pending with a cost of $Nil as of March 31, 2018 (2017 – $Nil). During the year ended March 31, 2018, the Company reported an impairment of $Nil (2017 -$Nil) with respect to its intangible assets.

6.)	Advances from Shareholders and Related Parties

As at March 31, 2018, the Company had received cumulative net working capital advances in the amount of $Nil (March 31, 2017 - $22,347) from two shareholders who are also officers and directors of the Company.

During the year ended March 31, 2017, two shareholders converted advances and accounts payable of $265,298 and $255,788 into 1,316,173 common shares of the Company. The common shares were valued at $1,065,152 based upon an estimated fair value of (USD$0.60) $0.81 per share at the time of issuance. The difference between the fair market value of the common shares and the carrying value of the advances from the shareholders and the amount included in accounts payable was recorded as a loss on extinguishment of related party debt of $548,711. The advances from shareholders are unsecured, payable upon demand and non-interest bearing.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

7.)	Term Loan

On May 4, 2016, the Company agreed to a term loan of $40,000 for bridge financing with a relative of one of the officers of the Company. The terms specified a 30% premium to be paid at that time. The 30% premium is recognized as an expense over the term of the loan and is amortized on the statements of operations. During the year ended March 31, 2018, the Company recorded accretion expense of $3,106 (2017 - $8,894). The loan was initially scheduled to mature on August 28, 2016 but an extension of three months, followed by a second extension of three months and followed by a further extension to November 30, 2017 was agreed to with the same terms. The unsecured loan has now been extended indefinitely with the same terms until the Company has the appropriate liquidity to repay the initial loan plus the premium on repayment. The loan is non-interest bearing.

8.)	Convertible

The carrying values of our secured convertible notes consist of the following as of March 31, 2018 and 2017 respectively:

Convertible Notes	March 31, 2018	March 31, 2017

USD$50,000 face value convertible note due August 15, 2017	$-	$(26,076)
USD$56,000 face value convertible note due August 18, 2017	-	(16,456)
USD$50,000 face value convertible notes due June 21, 2018	(51,869)	-
USD$50,000 face value convertible note due July 25, 2018	(49,710)	-
	$(101,579)	$(42,532)

(a) Promissory Note

On February 14, 2017, the Company issued a USD$50,000 ($65,350) face value convertible promissory note, due August 15, 2017 to Salamon Partners LLC (“Salamon”) for net proceeds of USD$47,500, which consisted of the principal amount, net of transaction cost of USD$2,500. The Salamon Note accrues interest at 12% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a variable conversion price of 65% of market per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below the conversion price of the Salamon note. The Salamon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to our stock due to the variability in the conversion price and the down-round protection features afforded to the holder as well as the foreign exchange rate fluctuations. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. On August 15, 2017, the Company paid a total of USD$53,000 ($67,591) which consisted of the principal amount due USD$50,000 ($63,775) plus accrued interest USD$3,000 ($3,816). During the year ended March 31, 2018, the Company recorded an accretion expense of $48,499 to as discount to the carrying value of the note (2017 - $16,449)

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

8.)	Convertible (continued)

(b)Securities Purchase Agreement and Convertible Note

On November 18, 2016, the Company issued a USD$56,000 ($76,382) face value secured convertible note, due August 18, 2017 to GHS Investments, LLC (“GHS”) for net proceeds of USD $50,000. The GHS Note is secured and accrues interest at 12% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at variable conversion price of 62% of market per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock price per share below the conversion price of the GHS note. The GHS Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to our stock due to the variability in the conversion price and the down-round protection features afforded to the holder as well as the foreign exchange rate fluctuations. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the fiscal year, the Company repaid the convertible note in full. During the year ended March 31, 2018, the Company recorded an accretion expense of $45,854 as discount to the carrying value of the note (2017 - $36,689).

(c) Convertible Notes – issued June 21, 2017

On June 21, 2017, the Company commenced a financing of up to USD$500,000 of one-year 12% convertible notes. The notes are convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and are subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition, the Company shall issue pro rata to the purchasers of the first USD$100,000 of notes an aggregate of 200,000 common shares as a commitment fee. On June 21, 2017, the Company issued two notes totaling USD$50,000 ($66,451). The Company also granted 200,000 common share purchase warrants to the holders of the USD$50,000 notes. Each warrant is exercisable into one common share at USD$0.50 for a period of five years. The Company has concluded that the embedded conversion option and warrants are not indexed to our stock due to the down-round protection features afforded to the holder and foreign exchange rate fluctuations. Therefore, the embedded conversion option and warrants are subject to classification in our financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the year ended March 31, 2018, the Company recorded an accretion expense of $42,914 as discount to the carrying value of the note (2017 - $Nil).

Subsequent to March 31, 2018, the principal plus accrued interest were converted into common shares (560,000) at a price of USD$0.10 per share. The issuance of subsequent convertible notes (Note 8e) with an exercise price of USD$0.10 per share correspondingly reduced the exercise price for the June 21, 2017, convertible notes issued in accordance with the terms of the convertible notes.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

8.)	Convertible (continued)

(d) Convertible Notes – issued July 25, 2017

On July 25, 2017, the Company added a second one-year 12% convertible note as a continuation of the financing commenced with the convertibles notes on June 21, 2017 (Note 8a). The amount of this convertible note is USD$50,000 ($62,535). The note is convertible at the option of the holder into common shares of the Company at a price of USD$0.25 per share, and is subject to mandatory conversion if the volume-weighted trading price of the common shares is greater than USD$1.00 per share for twenty consecutive trading days so long as the underlying shares may be resold in compliance with the registration requirements of the Securities Act of 1933, as amended. In addition, the Company shall issue pro rata to the purchasers of the first USD$100,000 of notes an aggregate of 200,000 common shares as a commitment fee. The Company also granted 200,000 common share purchase warrants to the holder of the USD$50,000 note. Each warrant is exercisable into one common share at USD$0.50 for a period of five years. The Company has concluded that the embedded conversion option and warrants are not indexed to our stock due to the down-round protection features afforded to the holder and foreign exchange rate fluctuations. Therefore, the embedded conversion option and warrants are subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14. During the year ended March 31, 2018, the Company recorded an accretion expense of $31,030 to amortize the discount to the carrying value of the note (2017 - $Nil).

Subsequent to March 31, 2018, the principals plus accrued interest was converted into common shares (560,000) at a price of USD$0.10 per share. The issuance of subsequent convertible notes (Noe 8e) with an exercise price of USD$0.10 per share correspondingly reduced the exercise price for the July 25, 2017, convertible note issued in accordance with the terms of the convertible note.

(e) Convertible Notes – issued August to November 2017

The Company issued several convertible notes on August 14, 2017 with face value of USD$53,000 ($67,602), September 18, 2017 with face value of USD$10,000 ($12,238), October 27, 2017 with face value of USD$250,000 ($321,850), November 1, 2017 with face value of USD$20,000 ($25,770) and November 13, 2017 with face value of USD$25,000 ($31,833) for a total of USD$358,000 ($459,293). The notes have all matured two months after issuance and converted into a total of 3,639,931 common shares at the conversion rate of USD$0.10 during the year. The Company issue 2,541,781 common shares during the year with the remaining 1,098,150 shares for the October 27, 2017 USD$250,000 convertible note issued subsequent to March 31, 2018 (Note 10a). The Company agreed to issue an additional 159,023 warrants with an exercise price of $0.75 and an expiry of January 2, 2020, in connection with conversions. During the year ended March 31, 2018, the Company recorded an accretion expense of $76,471 as the discount to the carrying value of the notes (2017 - $Nil).

Accounting for the convertible notes

The Company has evaluated the terms and conditions of the convertible notes issued under the guidance of ASC 815. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative features were also not considered clearly and closely related to the host debt instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, the evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of (i) the embedded conversion features and the (ii) down-round protection features. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

8.)	Convertible (continued)

(d) Convertible Notes (continued)

Discounts on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. The discount to the carrying value of the convertible notes is being amortized as a non-cash interest expense over the term of the promissory note using the effective interest rate method. Amortization of discounts on the convertible notes in accretion expense amounted to $247,874 during the year ended March 31, 2018 (2017 - $53,138).

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

9.)	Derivative Liability

The carrying value of the compound embedded derivative and warrant derivative liabilities are on the balance sheet, with changes in the carrying value being recorded as derivative (gain)/loss on the statements of operations. The components of the compound embedded derivative and warrant derivative liabilities as of March 31, 2018 and March 31, 2017 respectively are:

	March 31, 2018		March 31, 2017
Financing giving rise to derivative financial	Indexed	Fair	Indexed	Fair
instruments	Shares	value	Shares	Value
Compounded embedded derivatives:
Salamon (Note 8a)		$-	407,020	$132,712
GHS (Note 8b)		-	339,368	127,965
June 21, 2017 convertible (Note 8c)	780,743	59,490	-	-
July 25, 2017 convertible (Note 8d)	772,757	59,186	-	-

Warrant derivative liabilities:
June 21, 2017 (Note 8c)	200,000	15,423	-	-
July 25, 2017 (Note 8d)	200,000	18,051	-	-
Midtown warrants	900,000	54,000	900,000	222,300
Connectus warrants	50,000	4,000	50,000	13,900
	2,903,500	$210,150	1,696,388	$496,607

Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.

Level 2 valuations:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

9.)	Derivative Liability (continued)

The Company follows the provisions of ASC 820 with respect to our financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of March 31,2018 and 2017 respectively, are all measured at fair value using Level 1 inputs. Level 1 inputs are observable inputs that are supported by market activity.

The compound embedded derivative and warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the income will reflect the volatility in these estimate and assumption changes. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of March 31, 2018:

Compound Embedded Derivative:

	March 31, 2018	March 31, 2017
Stock Price	$0.09 USD	$0.23 USD
Risk free rate	2.09%	1.02%
Expected volatility	322%	308%
Conversion/Exercise price	$0.07 USD	$0.15 USD
Expected dividend rate	0%	0%
Expected life (in years)	0.27	0.38

Derivative Liability Warrants

	March 31, 2018	March 31, 2017
Stock Price	$0.09 USD	N/A
Risk free rate	2.56%	N/A
Expected volatility	228%	N/A
Conversion/Exercise price	$0.50 USD	N/A
Expected dividend rate	0%	N/A
Expected life (in years)	4.28	N/A

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

9.)	Derivative Liability (continued)

The following table represents the Company’s derivative liabilities activity for the years ended March 31, 2018 and 2017 respectively:

	March 31,	March 31,
	2018	2017
	Amount	Amount
Embedded conversion feature:
Derivative liabilities balance, beginning of year	$260,677	$-
Issuance of derivatives liabilities during the year	113,405	253,318
Change in dervivative liabilities during the year	(282,608)	(7,359)
Derivavtive liabilities, end of year	$91,474	$260,677

	March 31,	March 31,
	2018	2017
	Amount	Amount
Liability warrants
Derivative liabilities balance, beginning of year	$-	$-
Issuance of derivative liabilities during the year	41,294	-
Change in derivative liabilities during the year	77,382	-
Derivavtive liabilities, end of year	$118,676	$-

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(a) Common Shares (continued)

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(a) Common Shares (continued)

Under the terms of convertible notes issued on June 21, 2017, for USD$50,000 ($66,550), the Company agreed to issue 100,000 common shares valued using convertible debt issue date market share price at $13,989 as a commitment fee. The note matured on June 21, 2018 and a total of 560,000 common shares were issued on maturity plus 200,000 purchase warrants were also issued on June 21, 2017. One purchase warrant can be exchanged for one common share for USD$0.50 at any time until June 21, 2022.

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

During the year, the Company issued 2,541,781 common shares for the various convertible notes issued and matured (Note 8e). The balance of the shares to be issued for the convertible notes 1,098,150 were issued subsequent to March 31, 2018 and booked as shares to be issued as at March 31, 2018. The Company agreed to issue an additional 159,023 warrants with an exercise price of $0.75 and an expiry of January 2, 2020, in connection with conversions.

On November 8, 2017, the Board approved the award of an aggregate of 1,050,000 common shares to three management personnel for services rendered, these shares were subsequently cancelled and awarded as deferred share units. In addition, the Board cancelled an aggregate of 600,000 common shares awarded in a prior period to three management personnel.

On December 1, 2017, the Company entered into an agreement with 908746 Ontario Inc., for the provision of advisory services for ongoing capital market activities including investor relations. Under the terms of this agreement a total of 71,133 were issued for professional services during 2018.

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

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(a) Common Shares (continued)

Equity to be issued (continued)

	Common shares to be issued 2018	Value ($) 2018	Common shares to be issued 2017	Value ($) 2017

Balance, opening	-	-	146,603	339,949
Equity to be issued for conversion of convertible notes, Note 10a	1,098,150	137,889
Equity to be issued for services, see Note 12	100,000	27,185	250,000	86,381
Equity to be issued, issued	-	-	(396,603)	(426,330)

Balance, closing	1,198,150	165,074	-	-

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

On June 23, 2016, the Company agreed in conjunction with RY Capital Group, LLC and GHS Investments, LLC to assign the EPA to GHS Investments, LLC (the holder), an arm’s length organization.

The Company has notified the holder of the EPA that the facility will not be utilized and there is no cancellation fee or any commitments.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(b) Warrants

As at March 31, 2018, the following warrants were outstanding:

						Fair Value at
						March 31, 2018
Expiration Date	Number of Warrants	Number of Warrants Exercisable	Weighted Average Exercise Price		Grant Date Fair Value - Equity	of Vested Warrants – Liability
December 31, 2018, ii)	275,000	50,000	$	USD$0.04	$-	$4,000
				$(0.05)
January 17, 2022, iii)	900,000	900,000	$	USD$0.65	-	$54,000
				$(0.82)
June 21,2022, Note iv)	200,000	200,000	$	USD$0.50	-	$15,424
				$0.64
July 25, 2022, v)	200,000	200,000	$	USD$0.50	-	$18,050
				$0.64
	1,575,000	1,350,000		$0.64	$-	$91,474

i)	During the year ended March 31, 2015, the Company issued 27,500 warrants of the Company valued at $19,290 for services rendered of which 22,500 warrants were granted to an officer of the Company. Each warrant entitled the holder to purchase one common share at an exercise price of $1.12 for a period ranging from 2.15 to 3 years after the date of issuance. The fair value of the warrants at the date of grant of $19,290 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.14%; expected volatility of 182%; and expected term of 2.85 years. The warrants were not exercised by the June 6, 2017 expiry date.

ii)	In connection with a consulting agreement with Connectus, Inc. (see Note 12), the Company granted 625,000 common share purchase warrants with each warrant entitling the grantee to acquire one common share in the capital of the Company at an exercise price of USD$0.04 ($0.054) at any time prior to April 1, 2017. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. The fair value of the 625,000 warrants at the date of grant of $500,000 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 159%; risk free interest rate of 1.25%; and expected term of 3 years. On December 27, 2016, the Company extended the agreement and the expiry date of the warrants to December 31, 2017. On January 23, 2017, the Company approved the vesting of 100,000 warrants of which 50,000 were exercised on March 21, 2017. This leaves a balance of 275,000 warrants remaining under the contract of which 50,000 were exerciseable at March 31, 2018 and March 31, 2017. The Company approved a further extension to the agreement to December 31, 2018, with the vested warrants being extended to March 31, 2019. The fair value of $4,000 of the warrants was estimated at March 31, 2018 using the Black-Scholes model, based on the following assumptions: expected dividend yield of 0%; risk free interest rate of 1.44%; expected volatility of 154%; and expected term of 2.72 years.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(b) Warrants (continued)

iii)	During the year ended March 31, 2017, the Company issued 900,000 warrants of the Company valued at $566,100 for services rendered. Each warrant entitled the holder to purchase one common share at an exercise price of USD$$0.65 ($0.82) for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $566,100 was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 1.09%; expected volatility of 140%; and expected term of 5 years. The fair value of $54,000 of the warrants was estimated at March 31, 2018 using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; reisk free interest rate of 1.94%; expected volatility of 126%; and expected term of 3.79 years.

iv)	On June 21, 2017, the Company issued 200,000 warrants of the Company valued at $23,359 (USD$17,550), pursuant to the financing described in Note 8(c). Each warrant entitles the holder to purchase one common share at an issue price of USD$0.50 for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $23,359 was estimated using the binomial-lattice-based valuation model, based on the following weighted average assumptions: stock price of USD$0.11; expected dividend yield of 0%; risk free interest rate of 1.28%; expected volatility of 223%; and expected term of 5 years. See valuation and assumptions as at March 31, 2018 in Note 9.

v)	On July 25, 2017, the Company issued 200,000 warrants of the Company valued at $17,935 (USD$14,340), pursuant to the financing described in Note 8(d). Each warrant entitles the holder to purchase one common share at an issue price of USD$0.50 for a period of 5 years after the date of issuance. The fair value of the warrants at the date of grant of $17,935 was estimated using the binomial-lattice-based valuation model, based on the following weighted average assumptions: stock price of USD$0.11; expected dividend yield of 0%; risk free interest rate of 1.90%; expected volatility of 226%; and expected term of 5 years. See valuation and assumption as at March 31, 2018 in Note 9.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

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

The continuity of warrants for the years ended March 31, 2018 and 2017 is as follows:

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, March 31, 2017	1,197,500	$0.68
Issued	400,000	$0.64
Expired, unexercised	(22,500)	$1.12
Balance, March 31, 2018	1,575,000	$0.64

As at March 31, 2018, the fair value of the 1,575,000 (2017 – 1,197,500) warrants exercisable in US dollars was $109,475 (2017 - $298,700) which was estimated using the option pricing models based on the following assumptions mentioned in Note 10 ii) to v).

Of this amount, $91,474 (March 31, 2017 - $236,000) was reflected as a liability as at March 31, 2018, representing the percentage of the fair value of the warrants that is equal to the percentage of the requisite service that has been rendered at March 31, 2018.

The warrant liability is classified as Level 3 within the fair value hierarchy (See Note 14). The Company’s computation of expected volatility during the years ended March 31, 2018 and 2017 is based on the market close price of comparable public entities over the period equal to the expected life of the warrants. The Company’s computation of expected life is calculated using the contractual life.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(c) Stock-based compensation

The Company’s stock-based compensation program (the “Plan”) includes stock options in which some options vest based on continuous service. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. The maximum number of options that may be issued under the plan is floating at an amount equivalent to 15% of the issued and outstanding common shares, or 2,490,065 as at March 31, 2018 (March 31, 2017 – 2,000,628).

The total number of options outstanding as at March 31, 2018 was 2,020,000 (2017 – 695,000). The weighted average grant date fair value of the options granted during the year March 31, 2018 was $0.12 (2017 - $0.34). The total intrinsic value of options exercised during the years ended March 31, 2018 and 2017 was $Nil and $43,636. As of March 31, 2018, approximately $87,711 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.23 years.

On November 10, 2017, 850,000 options were granted to officers and consultants of the Company. The exercise price of these options is $0.15. Of this grant 680,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 170,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date. In addition, on January 15, 2018 475,000 options were granted to officers and consultants of the Company. The exercise price of these options is $0.19. Of this grant, 390,000 options vest as to one-third on the grant date and one-third on each of the first anniversary and the second anniversary of the grant date; 85,000 options vest as to one quarter on the date of grant and one quarter at 90 days, 180 days and 270 days from the grant date.

The Company’s computation of expected volatility during the years ended March 31, 2018 and 2017 is based on the market close price of comparable public entities over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the contractual life.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(c) Stock-based compensation (continued)

The following table provides the details of the total share-based payments expense during the years ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017

Employees and directors share-based payments	$107,154	$342,257
Non-employee awards	27,807	51,976
Total	$134,961	$394,233

The activities in options outstanding are as noted below:

	Number of	Weighted Average
	Options	Exercise Price
Balance, March 31, 2016	930,000	$2.05
Forfeited	(660,000)	$2.09
Granted	525,000	$0.37
Exercised	(100,000)	$0.31
Balance, March 31, 2017	695,000	$0.99
Granted	1,325,000	$0.16
Balance, March 31, 2018	2,020,000	$0.45

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(c) Stock-based compensation (continued)

The following table presents information relating to stock options outstanding and exercisable at March 31, 2018.

	Options Outstanding		Options Exercisable
		Weighted			Weighted
		Average		Weighted	Average
		Remaining		Average	Remaining
	Number of	Contractual	Number of	Exercise	Contractual
Exercise Price	Options	Life (Years)	Options	Price	Life (Years)
$1.73	185,000	1.71	185,000	$1.73	1.71
$2.43	85,000	2.77	85,000	$2.43	2.77
$0.38	425,000	3.57	311,667	$0.38	3.57
$0.15	850,000	4.58	311,667	$0.15	4.58
$0.19	475,000	4.79	151,250	$0.19	4.79
$0.45	2,020,000	4.08	1,044,584	$0.45	3.65

	Number of Deferred Share Units	Weighted Average Exercise Price
Granted, Deferred Share units	1,050,000	$0.14
Granted, Deferred Share units	300,000	$0.19
Granted, Deferred Share units	3,157,740	$0.11
	4,507,740	$0.12

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

10.)	Capital Stock (continued)

(c) Stock-based compensation (continued)

For the year ended March 31, 2018, the Company recorded $134,961 (2017 - $394,233) as Additional Paid in Capital for options issued to directors, officers and consultants based on continuous service. This expense was recorded as stock based compensation on the statements of operations. For the year ended March 31, 2018, the Company recorded $495,851 (2017 - $Nil) as additional capital for deferred share units issued to officers for continuous service. For the year ended March 31, 2018, the Company recorded a recovery of $84,000 (2017 -$393,184) as a result of shares forfeited by management, this amount has been offset against stock based compensation on the statements of operations. Additionally, for the year ended March 31, 2018, the Company recorded $35,186 (2017 - $782,993) as professional fees for services rendered related to common shares issued or to be issued to consultants.

11.)	Income Taxes

Major items causing the Company’s effective income tax rate to differ from the combined Canadian federal and provincial statutory rate of 26.5% were as follows:

	March 31, 2018	March 31, 2017
	$	$

(Loss) before income taxes	(1,101,077)	(2,585,661)

Expected income tax recovery based on statutory rate	(292,000)	(685,000)
Adjustment to expected income tax benefit:
Stock based compensation		205,000
Change in derivative and warrant liabilities	(70,000)	66,000
Expenses not deductible for tax purposes	145,000	5,000
Other	(13,000)
Change in Benefit of tax assets not recognized	164,000	409,000

Deferred income tax provision (recovery)	-	-

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

11.)	Income Taxes (continued)

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases for financial reporting purposes. Deferred tax assets as at March 31, 2018 and 2017 are comprised of the following:

	March 31, 2018	March 31, 2017
	$	$

Non-capital loss carry-forwards	1,110,000	961,000
Convertible notes, debentures and warrants	56,000	43,000
Equipment	42,000	40,000
Valuation allowance	(1,208,000)	(1,044,000)

	-	-

The Company has net operating loss carry forwards of approximately $4,188,000 (2017 - $3,626,000) which may be carried forward to apply against future year income for Canadian income tax purposes, subject to final determination by taxing authorities, expiring in the following years:

Expiry year	Amount
2029	$65,000
2030	83,000
2031	28,000
2032	81,000
2033	91,000
2034	242,000
2035	323,000
2036	1,349,000
2037	1,364,000
2038	562,000
Total	$4,188,000

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determined that future taxable profits will be available against which the Company can utilize such deferred tax assets. Tax years 2010 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination. The Company has non-refundable tax credits as at March 31, 2018 of $5,449 (2017 - $5,449) which expire in the year 2031.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

12.)	Commitments and Contingencies

The Company entered into a five year operating lease for office and production facilities. The lease commenced on December 1, 2013 and expired on November 30, 2018. The base monthly rental is $1,390 plus the Company’s estimated portion of property taxes and operating expenses which are currently $847 per month. The Company has agreed to extend the lease to November 30, 2021. Under the terms of the extended lease the base monthly rental is $1,853 in 2019, $1,946 in 2020, and $2,039 in 2021. The future commitments pursuant to this lease arrangement, including property taxes and operating expenses for the fiscal periods ending March 31 are:

2019	$28,685
2020	$32,763
2021	$33,875
2022	$23,500

For the year ended March 31, 2018, occupancy costs related to this lease were $27,000 (2017 – $26,390).

On March 11, 2014, and as amended on July 18, 2014, September 3, 2014, September 5, 2014, December 31, 2015 and December 20, 2016, the Company entered into a consulting agreement with Connectus, Inc. (“Connectus”) to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. Pursuant to this agreement, the Company agreed to issue to Connectus, 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.054) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 with the unvested portion vesting pro-rata for each USD$250,000 ($335,675) raised in an offering, fully vesting upon USD$1,500,000 ($2,014,050) being raised. During the year ended March 31, 2015, the President of Connectus became a director of the Company. On December 31, 2015, the Company extended the contract to December 31, 2016. In consideration of the contract extension, the Company issued 93,000 common shares to Connectus as compensation, which has been recorded as professional fees on the statements of operations during the year ended March 31, 2016. On December 27, 2016, the Company extended the contract and expiry date of the warrants to December 31, 2017. On January 23, 2017, the Company approved the vesting of 100,000 warrants. The vested warrants which had not been exercised at December 31, 2018 wewre extended to March 31, 2019. Connectus assigned the warrants to Apollo Marketing, LLC.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

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

1 Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 62.5% threshold was reached during the 2018 fiscal year; however, the Company has further deferred any regular commitments for salaries until the Company has sufficient liquidity to sustain salary payments on an ongoing basis. The Board will on a periodic basis as funds are available make non regular payments. For the year ended March 31, 2018 no salary commitments were accrued or expensed in the statements of operations (2017 - $8,125)

On May 19, 2016, the Company signed a consulting agreement with an agent in connection with proposed placements of up to USD$10,000,000 ($13,427,000) in a combination of equity and or debt of the Company for a term of one year. Consideration payable under the consulting agreement include a non-refundable equity retainer of 100,000 common shares of the Company (see Note 10), a placement fee equal to 8% of the gross purchase price paid for equity of the Company, an administrative fee of 4% of the gross purchase price paid for equity, a placement fee of 4% of the gross purchase price paid for non-convertible debt and warrants to purchase common shares of the Company equal to 8% of the number of shares of common stock issuable by the Company upon exercise or conversion of any and all securities issued at each closing. On January 10, 2017, the Company entered into an addendum to the agreement signed on May 19, 2016 which provided for a grant of 900,000 warrants at an exercise price of USD$0.65 ($0.86) for a period of five years with a cashless exercise option.

On February 23, 2017, the Company entered into a 3 year sponsored research contract with the University of Waterloo commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $130,000 upon start date of the project, $130,000 on completion of Year 1 and $130,000 on completion of Year 2, plus the Company will make an in-kind contribution valued at $70,000 in each of the 3 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product one the gross sales exceed $1,000,000. As of March 31, 2018, the Company has made $30,000 payment pursuant to this agreement and as of November 30, 2018 the Company had made a further $100,000 payment pursuant to the terms of this agreement.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

12.)	Commitments and Contingencies (continued)

On March 13, 2017, the Company entered into a 4 year sponsored research contract with the University of Western Ontario commencing on April 1, 2017. Under the terms of the agreement the Company will contribute $210,000 upon execution of the agreement, $210,000 on completion of Year 1, $210,000 on completion of Year 2 and $210,000 on completion of Year 3, plus the Company will make an in-kind contribution valued at $62,500 in each of the 4 years. Any patents initiated by the Company from the sponsored research will be assigned to the Company and in return the Company will pay the researcher researcher $10,000 per patent filed, $40,000 per patent issued by the U.S. patent office, $50,000 per product after the first commercial sale and $50,000 per product one the gross sales exceed $1,000,000. As of March 31, 2018, the Company had made a $80,000 payments pursuant to this agreement. As of November 30, 2018, the Company had made additional payments totaling $230,000 pursuant to the terms of the agreement.

On March 27, 2017, the Company entered into a 1-year agreement with Questrade, Inc. an Investment Dealer to provide guidance on the trading of the Company’s securities and guidance with respect to the promotion of the Company. The Company shall pay Questrade a monthly fee in an amount equal to USD$5,500 for consulting services rendered each month of the term. The contract has been cancelled and the Company is disputing the amount of the payment. Questrade filed a statement of claim in the amount of $29,941 in small claims court and the matter has had an initial trial date with a subsequent date scheduled for March 14, 2019.

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

On May 8, 2017, the Company signed a consulting agreement with Carter, Terry & Company in connection with the proposed raising of capital in a combination of equity and/or debt of the Company for a term of two years. Terms of the agreement include the issuance of 150,000 restricted common shares on signing plus future consideration payable under the consulting agreement, including a placement fee equal to 10% of the gross proceeds raised less than USD$1,000,000 and 8% for gross funds raised in excess of USD$1,000,000, plus the equivalent amount of restricted shares equal to 4% of the capital raised divided by the closing price of the stock on the date of close for a period of two years. This agreement was cancelled in 2018, Quarter 2 and the shares were not issued.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

12.)	Commitments and Contingencies (continued)

On August 8 2017, the Company signed a non-binding Letter of Intent (LOI) with 6779264 Manitoba Ltd. dba Bonify (“Bonify”). Bonify is a licensed producer, pursuant to the Access to Cannabis for Medical Purposes Regulations in Canada. In the LOI, the Company and Bonify have outlined the following:

i)	The purchase and installation of cannabis oil extraction equipment with an estimated cost of $1,450,000 to be jointly agreed upon by the Company and Bonify with the equipment being located in Bonify’s facility. At the end of the agreement, full right and title to the equipment would be assigned to Bonify;

ii)	The processing of cannabis material supplied by Bonify and other licensed producers in the oil extraction facility;

iii)	The supply of cannabis oil and algae omega-3 oils to The University of Waterloo and University of Western Ontario to support the sponsored research agreements that the Company has in place with the two universities;

iv)	The sharing of direct expenses, and, after adjustment for the market value of cannabis material supplied by Bonify and third parties, sharing of revenues from the sale of cannabis oil and algae-cannabis oil products; and

v)	The negotiation of a definitive agreement no later than September 30, 2017. The definitive agreement was not completed.

This letter of intent was subsequently abandoned.

The Company, as the industry partner, is the participant in a Project Grant of up to $400,000 from the Mitacs Accelerate program, that will be delivered directly to Western University through eligible internships. The financial contribution by the Company which is $180,000 for this grant is part of the funding included in the research agreement the Company signed with the university and announced on March 13, 2017. To date, the Company has paid the initial of two installments to Mitacs, with the remaining installments being invoiced by Mitacs to the Company throughout the duration of the project. The balance of the $400,000 award ($220,000) will be provided by Mitacs. The project started on December 1, 2017 and is scheduled to operate for two (2) years. The extent of the announced award from Mitacs of $400,000 to be paid directly to the university by Mitacs is dependent on the funding provided by the Company and the number of interns employed in the project. The commitment by the Company for 2018 – 2019 is $66,000 and 2019 – 2020 is $60,000.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

13.)	Related Party Transactions

Included in accounts payable and accrued liabilities as at March 31, 2018 is $Nil (2017 - $8,125) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees. In December 2016, 1,316,173 common shares were issued to the two directors to satisfy the amount of the outstanding debt. See also Notes 6, 10(a), 10(c), and 12.

Included in advances to shareholders and related parties is an amount of $60,855 from three officers of the Company as at March 31, 2018 (2017 - $17,656), who is also a director and officer of the Company for funds advanced under his employment agreement (See Note 12). The amount receivable is unsecured, non-interest bearing, repayable upon demand and $9,356 (2017 - $17,656) was offset by an allowance for doubtful accounts and a recovery of $8,300 is shown as a recovery on the statement of operations for the year ended March 31, 2018.

Management fees and consulting fees in the amount of $418,875 (2017 - $418,875) were waived by the officers of the Company during the year ended March 31, 2018.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

14.)	Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at March 31, 2018, the Company had cash of $8 (March 31, 2017 - $87) to settle current liabilities of $948,251 (2017 - $897,442). All of the Company’s financial liabilities other than the warrant liability of $91,474 (2017 - $236,200), the term loan of $52,000 (March 31, 2017 - $48,894), a convertible note of $101,579 (2017 - $26,076) and a promissory note of $Nil (March 31, 2017 - $16,456) and derivative liability of $118,676 (2017 - $260,677) have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

14.)	Financial Instruments (continued)

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

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a major Canadian chartered bank are insured by the Canadian Deposit Insurance Corporation up to $100,000. As at March 31, 2018, the Company held $8 (2017 - $87) with a major Canadian chartered bank.

(c) Foreign exchange risk

The Company principally operates within Canada. The Company’s functional currency is the Canadian dollar and major purchases are transacted in Canadian dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.

(d) Interest rate risk

As at March 31, 2018 and March 31, 2017, the Company does not have any non-fixed interest-bearing debt. The Company invests any cash surplus to its operational needs in investment-grade short-term deposit certificates issued by highly rated Canadian banks. The Company periodically assesses the quality of its investments and is satisfied with the credit rating of the bank.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

14.)	Financial Instruments (continued)

(e) Derivative liability – embedded derivative and warrant liabilities

In connection with consulting agreements, the Company granted warrants to purchase up to 1,575,000 common shares of the Company as disclosed in Note 10(b). The warrants have an exercise price of USD$0.04 for Connectus warrants, USD$0.65 ($0.82) for Midtown warrants, USD$0.50 for the investment placed in June 2017 (Note 8d) and USD$0.50 for the investment placed in July 2017 (Note 8d). The Connectus warrants are exercisable at any time prior to December 31, 2018, the Midtown warrants are exercisable at any time prior to January 16, 2022, the warrants for the investment undertaken in June are exerciseable prior to June 21, 2022 and for the investment undertaken in July are exerciseable prior to July 25, 2022. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

	Fair Value at	Fair Value Measurement Using
	March 31, 2018	Level 1	Level 2	Level 3
Derivative liability – Warrants	$91,474	$-	$-	$91,474

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant and derivative liability) for the years ended March 31, 2018 and March 31, 2017:

	Year ended March 31, 2018	Year ended March 31,2017
Balance at beginning of year	$236,200	$27,479
Derivative instruments granted or vested	41,294	633,000
Derivative instruments exercised	-	(55,321)
Change in fair market value, recognized in operations as an expenditure	(186,020)	(368,958)
Balance at end of year	$91,474	$236,200

These instruments were valued using pricing models that incorporate the price of a share of common stock, expected volatility, risk free rate, expected dividend rate and expected estimated life. The Company estimated the value of the warrants issued for services using the Black-Scholes model and for convertible debt financings using the binomial-lattice-based valuation model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the years ended March 31, 2018 and March 31, 2017.

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

14.)	Financial Instruments (continued)

(e) Derivative liability – embedded derivative and warrant liabilities (continued)

The following are the key weighted average assumptions used in connection with the estimation of fair value as at March 31, 2018:

	March 31, 2018		March 31, 2017
Number of shares underlying the warrants		1,575,000	1,175,000
Fair market value of the stock		USD$0.116	$0.3061
Exercise price	$	USD$0.50(0.64)	USD$0.50($0.68)
Expected volatility		228%	229%
Risk-free interest rate		2.56%	1.03%
Expected dividend yield		0%	0%
Expected warrant life (years)		3.81	3.85

Algae Dynamics Corp.

Notes to Financial Statements

(Stated in Canadian Dollars)

March 31, 2018 and 2017

15.)	Subsequent Events

Subsequent to March 31, 2018, the Company submitted a provisional patent which is a result of the research being undertaken at Western University under the terms of the Sponsored Research Agreement with the university. The provisional patent has been assigned to the Company. The provisional patent is applicable to the use of botanical oils in conjunction with cannabis oils for medical purposes.

The Company has signed a supply agreement for the supply of cannabis flower for medical purposes. This supply agreement is in compliance with the cannabis regulations established by Health Canada.

The Company has engaged a consultant to assist with an application to Health Canada to obtain a license to undertake the purchase/sale and import/export of medical cannabis without possession.

Subsequent to the March 31, 2018 year-end, the Company undertook the raising of additional capital. The capital raise initially consisted of a $100,000 convertible debenture which is exercisable into common shares of the Company at a fixed rate of $0.25 per share up until July 19, 2021. In addition, the Company completed a private placement in the amount of $947,117 issued at $0.40 per common share plus one-half warrant. A whole warrant can be exchanged for one common share at $0.75 share up until October 26, 2020.

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

In accordance with Note 8 (c), under the terms of the agreements with three of the holders of convertible notes with a maturity of 60 days the Company had a commitment to issue an additional 318,046 common shares. This commitment was settled subsequent to March 31, 2018 by issuing 159,023 warrants with an exercise price of $0.75 and an expiry of January 2, 2020.

Subsequent to March 31, 2018, certain convertible notes were converted into common shares of the Company. See Notes 8(c) and 8(d).

Subsequent to March 31, 2018, the Company granted warrants and options. See Notes 8(e) and 10(c).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We have developed documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2018. We plan to progressively implement the written policies and procedures commencing in the immediate future. However, until all of the internal controls and procedures are fully implemented there will continue to be some weaknesses in the system.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations at the present time, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

3.	Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only two independent members. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of March 31, 2018.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the year ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Ramsay	President and Director	59	March 31, 2009
Richard Rusiniak	Chief Executive Officer and Director	70	March 31, 2009
Ross Eastley	Chief Financial Officer and Director	71	February 11, 2011
Philip Blair Mullin	Director	65	August 28, 2014
W. Cameron McDonald	Director	53	August 28, 2014

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended March 31, 2018 and 2017; and

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option based Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)($)	Total ($)
Paul Ramsay,	2018	Nil	Nil	$	Nil	$37,322	Nil	Nil	$180,104	$217,426
	2017	Nil	Nil		$171,525	$22,575	Nil	Nil	$3,025	$197,125
	2016	Nil	Nil		$23,044	$265,680	Nil	Nil	Nil	$288,724
President and Director. (1)	2015	Nil	Nil		Nil	$142,200	Nil	Nil	Nil	$142,200

Richard Rusiniak,	2018	Nil	Nil		Nil	$37,322	Nil	Nil	$180,104	$217,426
	2017	Nil	Nil		$171,525	$22,575	Nil	Nil	$3,025	$197,125
	2016	Nil	Nil		$23,044	$265,680	Nil	Nil	Nil	$288,724
Chief Executive Officer and Director(2)	2015	Nil	Nil		Nil	$142,200	Nil	Nil	Nil	$142,200

Ross Eastley,	2018	Nil	Nil		Nil	$32,510	Nil	Nil	$135,644	$168,154
	2017	Nil	Nil		$171,525	$18,813	Nil	Nil	$2,074	$192,412
	2016	Nil	Nil		$23,044	$221,400	Nil	Nil	Nil	$244,444
Chief Financial Officer and Director (3)	2015	Nil	Nil		Nil	$94,800	Nil	Nil	Nil	$94,800

(1)	Mr. Ramsay was appointed the President and a Director of our company on March 31, 2009.
(2)	Mr. Rusiniak was appointed the Chief Executive Officer and a Director of our company on March 31, 2009.
(3) (4)	Mr. Eastley was appointed the Chief Financial Officer and Director of our company on February 11, 2011. Other Compensation in 2018 consisted of the allocation of Deferred Share units. A total of 4,507,740 deferred share units were allocated. The allocation consisted to 1,637,305 (valued at $180,104) to each of Mr. Ramsay and Mr. Rusiniak and 1,233,130 to Mr. Eastley (valued at $135,644)
(4)	Deferred share units valued at the time of Board allocation and then revalued at the end of each quarter.

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

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1	Effective Monthly Salary %
1.) $100,000	10.0%
2.) $175,000	15.0%
3.) $250,000	25.0%
4.) $375,000	37.5%
5.) $500,000	50.0%
6.) $750,000	62.5%
7.) $1,000,000	75.0%
8.) $1,250,000	87.5%
9.) $1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 62.5% threshold was reached during the 2018 fiscal year. A further amendment was passed such that the Board on a periodic basis as funds are available make non regular payments. For the year ended March 31, 2018, no salary commitments were accrued or expensed in the statements of operations (2017 - $8,125).

2	Termination as a result of change in control then Mr. Ramsay shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service, 100% salary is $120,000 per annum, an annual car allowance of $9,000, a contribution to a RRSP to the maximum allowed contribution not to exceed $30,000 per year plus being able to participate in the benefit programs made generally available to the Company Employees and Executives.

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

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1	Effective Monthly Salary %
1.) $100,000	10.0%
2.) $175,000	15.0%
3.) $250,000	25.0%
4.) $375,000	37.5%
5.) $500,000	50.0%
6.) $750,000	62.5%
7.) $1,000,000	75.0%
8.) $1,250,000	87.5%
9.) $1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 62.5% threshold was reached during the 2018 fiscal year. A further amendment was passed such that the Board on a periodic basis as funds are available make non regular payments. For the year ended March 31, 2018, no salary commitments were accrued or expensed in the statements of operations (2017 - $8,125).

2	Termination as a result of change in control then Mr. Rusiniak shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service.

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

Schedule for Salary Effectiveness in accordance with the amendment

Cumulative Funds Raised 1	Effective Monthly Salary %
1.) $100,000	10.0%
2.) $175,000	15.0%
3.) $250,000	25.0%
4.) $375,000	37.5%
5.) $500,000	50.0%
6.) $750,000	62.5%
7.) $1,000,000	75.0%
8.) $1,250,000	87.5%
9.) $1,500,000	100.0%

1	Cumulative funds raised is inclusive of all sources including without limitation capital raised, grants received, revenue recorded, debt raised, and assets sold. The 62.5% threshold was reached during the 2018 fiscal year. A further amendment was passed such that the Board on a periodic basis as funds are available make non regular payments. For the year ended March 31, 2018, no salary commitments were accrued or expensed in the statements of operations (2017 - $8,125).

2	Termination as a result of change in control then Mr. Eastley shall be entitled to an amount equal to (12) months compensation plus one additional month for each full year of service.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity Incentive	Plan Awards:
			Equity Incentive					Plan Awards: Number of	Market or Payout Value of
	Number of	Number of Securities	Plan Awards: Number of Securities		weighted	Number of Shares or Units of	Market Value of Shares of Units of	Unearned Shares, Units or Other	Unearned Shares, Units or other
	Securities Underlying	Underlying Un-	Underlying Unexercised	Option	Average Option	Stock that	Stock that	Rights that	Rights that
	Exercisable	exercisable	Unearned	Exercise	Expiration	have not	Have not	have not	have not
	options	Options	Options	Price	Date	Vested	Vested	Vested	Vested
Name	(#)	(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul Ramsay	240,000	80,000	80,000	$0.15	Note 1	Nil	N/A	Nil	N/A
	130,000	86,667	86,667	$0.19	Note 1	Nil	N/A	Nil	N/A
	120,000	80,000	40,000	$0.38	Note12	Nil	N/A	Nil	N/A

Richard Rusiniak	240,000	80,000	80,000	$0.15	Note 1	Nil	N/A	Nil	N/A
	130,000	86,667	86,667	$0.19	Note 1	Nil	N/A	Nil	N/A
	120,000	80,000	40,000	$0.38	Note 1	Nil	N/A	Nil	N/A

Ross Eastley	200,000	66,667	66,667	$0.15	Note 1	Nil	N/A	Nil	N/A
	130,000	86,667	86,667	$0.19	Note 1	Nil	N/A	Nil	N/A
	100,000	66,667	33,333	$0.38	Note 1	Nil	N/A	Nil	N/A

1.	If the Optionee’s employment with the company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable of Optionee’s employment with the Company shall be revoked.

The Optionees forfeited all previous options (vested and unvested) awarded previously by the Company on January 4, 2016 and December 11, 2014.

Options Grants in the Fiscal Year Ended March 31, 2018

There were no stock options exercised during the fiscal year ended March 31, 2018 and the stock options granted and held by our executive officers at the end of the fiscal year ended March 31, 2018 is in accordance with the following table.

EXECUTIVE OFFICERS COMPENSATION

	Fees Earned					Non-Equity	Nonqualified Deferred
	Or Paid in Cash	Stock Award		Option Award		Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Name	($)	($)		($)		($)	($)	($)(2)	($)
Paul Ramsay	Nil	$	Nil	$37,322	(1)	Nil	Nil	$198,604	$235,926
Richard Rusiniak	Nil	$	Nil	$37,322	(1)	Nil	Nil	$198,604	$235,926
Ross Eastley	Nil	$	Nil	$32,510	(1&2)	Nil	Nil	$154,144	$186,654

(1)	Pursuant to a stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 240,000 stock options to Mr. Paul Ramsay and Mr. Rusiniak as Executive Officers of the Company. The allocation was approved by the Board on November 10, 2017 at an exercise price of $0.15. One third of the options vested on the date of grant, one third vested on November 10, 2018 and one third will vest on November 10, 2019. If the Optionee’s employment with the Company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable at the time the Optionee’s employment with the Company terminates shall be revoked.

In addition, the Board approved a second allocation of 130,000 stock options to Mr. Paul Ramsay, Mr. Rusiniak and Mr. Eastley as Executive Officers of the Company. The allocation was approved by the Board on January 15, 2018 at an exercise price of $0.19. The options vest as to one third on the date of grant, one third vesting on January 15, 2019 and one third vesting on January 15, 2020. If the Optionee’s employment with the Company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable at the time the Optionee’s employment with the Company terminates shall be revoked.

Options Compliance with the reporting requirements of the federal laws can be expensive

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders are substantial. If we do not provide current information about our Company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of shareholders to resell their stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes.

(2)	Pursuant to a stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 200,000 stock options to Mr. Eastley as an Executive Officer of the Company. The allocation was approved by the Board on November 10, 2017 at an exercise price of $0.15. One third of the options vested on the date of grant, one third vested on November 10, 2018 and one third will vest on November 10, 2019. If the Optionee’s employment with the Company terminates, the Option that has become exercisable pursuant to the vesting schedule shall continue to be exercisable, to the extent it is exercisable on the date such employment terminated, for ninety (90) days after such termination, but in no event after the date the Option otherwise terminates. The Option that has not become exercisable at the time the Optionee’s employment with the Company terminates shall be revoked.

Re-pricing of Options/SARS

We did not re-price any options previously granted to our executive officers during the fiscal years ended March 31, 2018 and 2017.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the fiscal year ended March 31, 2018, we did not pay any compensation other than the grant of stock options to our directors as disclosed in this 10-K filing, or pursuant to our consulting agreement with Connectus of which P. Blair Mullin is the President.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
P. Blair Mullin	Nil	Nil	$8,329	(1&2)	Nil	Nil	Nil	$8,329
W. Cameron McDonald	Nil	Nil	$8,329	(1)	Nil	Nil	Nil	$8,329

(1)	Pursuant to a stock incentive plan adopted at the Annual Meeting of the Shareholders on August 28, 2014 the Board approved the allocation of 60,000 stock options to Blair Mullin and Cameron McDonald as Directors of the Company. The allocation was approved by the Board on November 10, 2017 at an exercise price of $0.15. The options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date, the expiry date for the options is five years from the date of the grant.

In addition, Board approved the allocation of 30,000 stock options to Blair Mullin and Cameron McDonald as Directors of the Company. The allocation was approved by the Board on January 15, 2018 at an exercise price of $0.19. The options vest as to one quarter on the date of grant and one quarter vesting at 90 days, 180 days and 270 days from the grant date, the expiry date for the options is five years from the date of the grant.

Options Compliance with the reporting requirements of the federal laws can be expensive

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders are substantial. If we do not provide current information about our Company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of shareholders to resell their stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes.

(2)	On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015, 2016 and 2017, the Company entered into a consulting agreement with Connectus, Inc. to assist and advise the Company in matters concerning corporate finance and the Company’s current and proposed financing activities for the period commencing April 1, 2014 and ending December 31, 2014. On December 27, 2016, the Company extended the contract to December 31, 2017. On January 15, 2018 the contract was further extended to December 31, 2018. In consideration of the contract extension, the Company vested 100,000 warrants from the unvested warrants to Connectus, Inc. as compensation, which has been recorded as professional fees on the statements of operations. Pursuant to this agreement, the Company agreed to issue to this consulting corporation (the “Consultant”), 625,000 warrants of the Company. Each warrant is exercisable at USD$0.04 ($0.055) per share for a period of three years. Of the warrants granted, 300,000 vested on September 3, 2014 and 100,000 vested on December 27, 2016 with the unvested portion vesting pro-rata for each USD$250,000 ($324,275) raised in an offering, fully vesting upon USD$1,500,000 ($1,945,650) being raised. During the year ended March 31, 2015, the President (P. Blair Mullin) of the Consultant became a director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 16, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Ramsay President and Director Suite 1005, 58 Marine Parade Drive, Toronto, Ontario, Canada M8V 4G1	4,815,677	23.92%

Richard Rusiniak Suite 1601, 2285 Lake Shore, Building A, Toronto, Ontario, Canada M8V 3X9	4,879,275	24.23%

Ross Eastley Suite 1103, 99 Harbour Square Toronto, Ontario, Canada M5J 2H2	524,538	2.60%

P. Blair Mullin Director 7185 Joshua Rd. Oak Hill, CA 92344	455,000	2.26%

W. Cameron McDonald # 18 – 5010 Sherbrooke Street West Westmont, Quebec Canada H3Z 1H4	180,000	0.89%

Directors and Executive Officers as a Group(1)	10,854,490	53.907%

1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2018. As of March 31, 2018, there were 16,600,435 shares of our company’s common stock issued and outstanding.

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

As at March 31, 2018, the Company had received cumulative working capital advances in the amount of $Nil (2017 - $22,347) from two shareholders who are also officers and directors of the Company. These advances are unsecured, non-interest bearing and payable upon demand. During the year ended March 31, 2018, the two shareholders converted advances of $Nil and $265,298 of accounts payable into common shares of the Company.

On March 11, 2014, and as amended on July 18, September 3, 2014, September 5, 2014 and again on December 31, 2015 and 2016, and January 22, 2018, the Company entered into a consulting agreement with Connectus, Inc,,which was later assigned to Apollo Marketing LLC, to assist and advise the Company in matters concerning corporate finance. The agreement expires on December 31, 2018. Pursuant to the agreement, the Company granted warrants exercisable at US$0.04 ($0.055) per share. There are 275,000 warrants outstanding which are fully vested and expire on December 31, 2018. The President of Connectus and Managing Director of Apollo Marketing is a director of the Company.

Included in accounts payable and accrued liabilities as at March 31, 2018 is $Nil (2017 - $8,125) owing to two directors who are also officers and significant shareholders of the Company for unpaid management fees. This balance is unsecured, non-interest bearing and due on demand.

Amounts receivable from three shareholders as at March 31, 2018 of $60,855 (2017 - $17,656) is owing from shareholders, who are also directors and officers of the Company for funds advanced. The amount receivable is unsecured, non-interest bearing and repayable upon demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by UHY McGovern Hurley LLP for the fiscal periods shown.

	Fiscal Year Ended March 31, 2018	Fiscal Year Ended March 31, 2017
Audit Fees	$42,000	$73,450
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$42,000	$73,450

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

The Audit Committee has been recently constituted and will pre-approve all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended March 31, 2018 and 2017. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employee was 0%.

PART IV

ITEM 15. EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibits:

Exhibit No.	Description

3.1(a)	Articles of Incorporation (incorporated by reference from Exhibit 3.1(a) to our Registration Statement on Form S-1 filed on November 19, 2014).
3.1(b)	Articles of Amendment to Change the Corporation Name (incorporated by reference from Exhibit 3.1(b) to our Registration Statement on Form S-1filed on November 19, 2014).
3.1(c)	Articles of Amendment to Eliminate Share Transfer Restrictions and effect Reverse Stock Split (incorporated by reference to Exhibit 3.1(c) from our Registration Statement on Form S-1 filed on November 19, 2014).
4.1	Bylaws (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
4.2	Specimen Stock certificate (incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.1	Employment Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.2	Employment agreement with Paul Ramsay (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.3	Employment Agreement with Ross Eastley (incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.4	Amendment to Employment Agreements with Richard Rusiniak, Paul Ramsay and Ross Eastley
10.5	Lease agreement dated October 29, 2013 with 2725312 Canada Inc. (incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(a)	Advisory Agreement with Connectus Inc. dated March 11, 2014, as amended (incorporated by reference from Exhibit 10.6(a) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.6(b)	Amendment to Advisory Agreement with Connectus (incorporated by reference from Exhibit 10.6(b) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.7(c)	First Tranche Warrant (initially with Connectus, assigned to Apollo Marketing LLC) (incorporated by reference from Exhibit 10.6(c)) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.7(d)	Second Tranche warrant (initially with Connectus, assigned to Apollo Marketing LLC) (incorporated by reference from Exhibit 10.6(d) to our Registration Statement on Form S-1 filed on November 19, 2014).
10.9(a)	Stock Incentive Plan-2014 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Richard Rusiniak (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(b)	Nonqualified Share Option Agreement with Paul Ramsay (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(c)	Nonqualified Share Option Agreement with Ross Eastley (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(d)	Nonqualified Share Option Agreement with P. Blair Mullin (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.9(e)	Nonqualified Share Option Agreement with W. Cameron McDonald (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10- Q filed on February 18, 2015).
10.10(b)	Nonqualified Share Option Agreement with Sandra Easley (incorporated by reference from Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on February 18, 2015).
10.14	Consulting Agreement with Trademasterpro (incorporated by reference from Exhibit 10.14 to our Registration Statement on Form S-1 filed on August 22, 2016).
11.1	Code of Business of Business Ethics and Conduct Policy (incorporated by reference from Exhibit 11.1 to our year End Report on Form 10-K on June 19, 2015).
11.2	Equal Employment Opportunity Policy incorporated by reference from Exhibit 11.2 to our year End Report on Form 10-K on June 19, 2015).
11.3	Freedom from Harassment Policy incorporated by reference from Exhibit 11.3 to our year End Report on Form 10-K on June 19, 2015).
11.4	Substance Abuse Policy incorporated by reference from Exhibit 11.4 to our year End Report on Form 10-K on June 19, 2015).
11.5	Whistleblower Policy incorporated by reference from Exhibit 11.5 to our year End Report on Form 10-K on June 19, 2015).
12.1	Assignment Agreement with RY Capital and GHS Investments, LLC (incorporated by reference to Form 8-K filed June 28, 2016.)
12.2	Extension of Connectus Agreement
12.3	Consulting Agreement with Tradrerspresss.com
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGAE DYNAMICS CORP.

Date: January 29, 2019	By:	/s/ Richard Rusiniak
Richard Rusiniak
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Cameron McDonald

Signature	Title	Date

/s/ Paul Ramsay	President and Director	January 29, 2019
Paul Ramsay

/s/ Richard Rusiniak	Chief Executive Officer and	January 29, 2019
Richard Rusiniak

/s/ Ross Eastley	Chief Financial Officer and Director	January 29, 2019
Ross Eastley

/s/ Blair Mullin	Director	January 29, 2019
Blair Mullin

/s/ Cameron McDonald	Director	January 29, 2019
Cameron McDonald

